Form 10-Q
period 1998-03-31
MORGAN STANLEY TANGIBLE ASSET FUND L P
filed 1998-05-15
CIK 1044646

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 333-33975

                   MORGAN STANLEY TANGIBLE ASSET FUND L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3968008
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY         10048
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (212) 392-5454


_________________________________________________________________
_
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No



            MORGAN STANLEY TANGIBLE ASSET FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statement of Financial Condition March 31, 1998
     (Unaudited).......................................... 2

     Statement of Operations for the Quarter Ended
     March 31, 1998 (Unaudited)........................... 3

     Statement of Changes in Partners' Capital for the
        Quarter Ended March 31, 1998 (Unaudited)..............4

     Statement of Cash Flows for the Quarter Ended
     March 31, 1998 (Unaudited)........................... 5

        Notes to Financial Statements (Unaudited)..........6-13

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..14-16


Part II. OTHER INFORMATION

Item 1  Legal Proceedings..............................17-18

Item 2. Change in Securities and Use of Proceeds.......18-19

Item 6. Exhibits and Reports on Form 8-K..................20






                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                STATEMENT OF FINANCIAL CONDITION


                                                        March 31,
                                                          1998
                                                            $
                                                        (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
                                                             Cash
31,821,345
      Net      unrealized     gain     on     open      contracts
97,560

                Total                Trading               Equity
31,918,905

Subscriptions                                          receivable
5,385,979
Investment         in         U.S.         Treasury         Bills
1,795,989
Interest          receivable         (MS          &          Co.)
113,363

                           Total                           Assets
39,214,236

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Accrued    brokerage   fees   (MS    &    Co.    and    MSIL)
102,169
       Accrued      management      fee      payable       (MSCM)
69,979
          Service          fee         payable          (Demeter)
27,991

                         Total                        Liabilities
200,139

Partners' Capital

        Limited       Partners       (4,045,003.483        Units)
38,599,988
         General        Partner        (43,395.648         Units)
414,109

               Total               Partners'              Capital
39,014,097

      Total      Liabilities      and      Partners'      Capital
39,214,236


NET            ASSET           VALUE           PER           UNIT
9.54

        The accompanying footnotes are an integral part of these financial statements.

            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)




For the Period from

January 2, 1998
                                        (commencement of

operations) to
                                         March 31, 1998
                                                         $
REVENUES
 Trading profit (loss):
    Realized                                (1,378,000)
    Net change in unrealized                       97,560

      Total Trading Results                 (1,280,440)

 Interest Income (MS & Co.)                     313,122

      Total Revenues                            (967,318)

EXPENSES

 Brokerage fees (MS & Co. and MSIL)              277,573
 Management fee (MSCM)                          190,118
 Service fee (Demeter)                             76,047

    Total Expenses                               543,738

NET LOSS                                    (1,511,056)


NET LOSS ALLOCATION

 Limited Partners                           (1,475,165)
 General Partner                                 (35,891)

NET LOSS PER UNIT

                         Limited                         Partners
(.46)
                          General                         Partner
(.46)



        The accompanying footnotes are an integral part of these financial statements.



            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             For the Quarter Ended March 31, 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
  January 2, 1998         200.000             $1,000    $1,000        $2,000

Initial Offering    2,573,486.803          25,475,868            259,000
25,734,868

Offering of Units   1,515,212.328                  14,603,350    190,000
14,793,350

Net Loss               -                   (1,475,165)           (35,891)
(1,511,056)

Redemptions             (500.000)                   (5,065)              -
(5,065)

Partners' Capital
 March 31, 1998    4,088,399.131           $38,599,988           $414,109
$39,014,097



















         The accompanying footnotes are an integral part of these financial statements.


            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENT OF CASH FLOWS
                           (Unaudited)






For the Period from

January 2, 1998
                                          (commencement of

operations) to
                                            March 31, 1998

$
CASH FLOWS FROM OPERATING ACTIVITIES
Net                                                          loss
(1,511,056)
Noncash item included in net loss:
    Net change in unrealized                        (97,560)

Increase in operating assets:
    Investment in U.S. Treasury Bills           (1,795,989)
           Interest       receivable       (MS       &       Co.)
(113,363)

Increase in operating liabilities:
       Accrued    brokerage   fees   (MS   &   Co.   and    MSIL)
102,169
    Accrued management fee payable (MSCM)             69,979
    Service fee payable (Demeter)                     27,991

Net       cash       used      for      operating      activities
(3,317,829)

CASH FLOWS FROM FINANCING ACTIVITIES

 Initial offering                              25,736,868
 Offering of Units                             14,793,350
        Increase        in        subscriptions        receivable
(5,385,979)
 Redemptions of units                                 (5,065)


Net cash provided by financing activities      35,139,174

Net                increase                in                cash
31,821,345

Balance at beginning of period                         -

Balance           at           end           of            period
31,821,345


        The accompanying footnotes are an integral part of these financial statements.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations and financial condition of Morgan Stanley Tangible

Asset Fund L.P. (the "Partnership").


1. Summary of Significant Accounting Policies

Organization  -  Morgan Stanley Tangible Asset  Fund  L.P.  is  a

limited  partnership organized to engage primarily in speculative trading  of  futures contracts in metals, energy and agricultural markets and commenced operations on January 2, 1998.  The general

partner  is  Demeter  Management  Corporation  ("Demeter").   The

commodity  brokers are Morgan Stanley & Co. Incorporated  ("MS  &

Co.")  and  Morgan Stanley & Co. International Limited  ("MSIL"),

(collectively, the "Commodity Brokers").  The trading advisor  is

Morgan Stanley Commodities Management, Inc. ("MSCM").  MSCM,  the

Commodity  Brokers and Demeter are wholly-owned  subsidiaries  of

Morgan Stanley Dean Witter & Co. ("MSDW").



Demeter  is  required to maintain a 1% minimum  interest  in  the equity  of the Partnership and income (losses) are shared by  the

General  and  Limited  Partners  based  upon  their  proportional ownership interests.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Basis of Accounting - The preparation of financial statements  in conformity with generally accepted accounting principles requires management  to  make estimates and assumptions  that  affect  the reported amounts in the financial statements.



Revenue  Recognition - MS & Co. will credit  the  Partnership  at

each   month-end  with  interest  income  as  if   80%   of   the

Partnership's  average  daily  Net  Assets  for  the  month  were invested at a rate based on U.S. Treasury Bills.  For purposes of such  interest payments, Net Assets do not include monies due  to the  Partnership on or with respect to futures interests but  not actually received.



Net  Income  (Loss)  per Unit - Net income  (loss)  per  Unit  is computed  using the weighted average number of units  outstanding during the period.



Equity  in Commodity Futures Trading Accounts - The Partnership's

asset "Equity in Commodity futures trading accounts" consists  of cash  on  deposit at MS & Co. and MSIL to be used as  margin  for trading  and  the  net asset or liability related  to  unrealized gains or losses on open contracts.



Brokerage  and  Related Transaction Fees and Costs  -   Brokerage

fees are accrued at a monthly rate of 1/12 of 3.65% of the Net

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Assets,  as  defined, as of the first day of each  month(a  3.65%

annual rate).  Such fees are for all costs of executing trades by the  Partnership, including floor brokerage fees, exchange  fees,

clearing  house fees, NFA fees, "give-ups" or transfer  fees  and any costs associated with taking delivery of commodities.



Service  Fee - The Partnership will pay Demeter a monthly service fee  equal  to  1/12 of 1% per month (a 1% annual  rate)  of  the

Partnership's Net Assets, as defined, as of the first day of each month.



Operating  Expenses  - The Partnership incurs monthly  management

fees  and may incur incentive fees as described in Note  2.   All

administrative expenses are borne by Demeter.



Income Taxes - No provision for income taxes has been made in the accompanying  financial statements, as partners are  individually responsible  for  reporting  income  or  loss  based  upon  their respective share of each Partnership's revenues and expenses  for income tax purposes.



Distributions - Distributions, other than on redemption of Units,

are  made  on a pro-rata basis at the sole discretion of Demeter.

No distributions have been made to date.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Offering  of  Units - Units of limited partnership interest  were offered  to the public at a price equal to 100% of the net  asset value  as  of the close of business on the last day of the  month immediately  preceding  the  four closings  held  on  January  2,

February 2, March 2 and April 1, 1998.



Redemptions  - Limited Partners may redeem some or all  of  their

Units at 100% of the Net Asset Value Per Unit effective as of the

last  day  of the sixth month following the closing at  which   a

person  first becomes a Limited Partner, upon five business  days advance notice by redemption form to Demeter.  Thereafter,  Units may  be  redeemed as of the end of any month upon  five  business days advance notice by redemption form to Demeter.  However,  any

Units  redeemed at or prior to the last day of the eleventh month after  such  Units were purchased will be subject to a redemption charge  equal to 2% of the Net Asset Value of a Unit on the  date of  such  redemption.  Units redeemed after the last day  of  the eleventh  month  and on or prior to the last day of  the  twenty-

fourth  month  after  which such Units  were  purchased  will  be subject to a redemption charge equal to 1% of the Net Asset Value per  Unit  on the date of such redemption.  Units redeemed  after the  last  day of the twenty-fourth month after which such  Units were  purchased  will  not  be subject to  a  redemption  charge.

Limited  Partners who obtained their units via an  exchange  from another DWR-sponsored commodity pool are not subject to the six

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




month holding period or the redemption charges.



Dissolution  of the Partnership - The Partnership will  terminate on  December 31, 2027 or at an earlier date if certain conditions

occur   as  defined  in  the  Partnership's  Limited  Partnership

Agreement.



2.  Related Party Transactions

The  Partnership  pays  brokerage commissions  to  the  Commodity

Brokers and a service fee to Demeter as described in Note 1.  The

Partnership's  cash  is on deposit with MS  &  Co.  and  MSIL  in commodity trading accounts to meet margin requirements as needed.

MS & Co. pays interest on these funds as described in Note 1.



Compensation  to the Trading Advisor by the Partnership  consists of a management fee and an incentive fee as follows:



Management  Fee - The management fee is accrued at  the  rate  of

5/24  of  1% of the Net Assets on the first day of each month  (a

2.5% annual rate).



Incentive Fee - The Partnership will pay an annual incentive  fee equal to 20% of the "Trading Profits" as defined as of the end of each calendar year.  Such incentive fee is accrued in each month

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




in  which   "Trading Profits" occur.  In those  months  in  which

trading  profits are negative, previous accruals, if any,  during the  incentive period will be reduced. Any accrued incentive fees with respect to Units redeemed at the end of a month that is  not the  end  of  a calendar year will be deducted and  paid  to  the

Trading Advisor at the time of such redemption.



3.  Financial Instruments

The  Partnership trades futures contracts in metals,  energy  and agricultural  markets. Futures and forwards  represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the  terms of the contracts. There are numerous factors which may significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.  At March  31,  1998,  open contracts were:

                                  Contract or
                                Notional Amount
                                March 31, 1998
                                        $
Exchange-Traded Contracts
 Commodity Futures:
   Commitments to Purchase          34,367,000
 Foreign Futures:
   Commitments to Purchase           8,338,000
   Commitments to Sell               2,185,000

The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Statement of Financial Condition and totaled $97,560 at March 31,

1998.



Of the $97,560 net unrealized gain on open contracts at March 31,

1998, all was related to exchange-traded futures contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1998 mature through December 1998.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty,  nonperformance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statement of Financial Condition.


The  Partnership also has credit risk because either MS & Co.  or

MSIL  acts  as  the  futures  commission  merchant  or  the  sole counterparty,  with respect to most of the Partnership's  assets.

Exchange-traded  futures  and options  contracts  are  marked  to market  on a daily basis, with variations in value settled  on  a

daily  basis.   MS  &  Co.  and MSIL, as the  futures  commission

merchants  for  all of the Partnership's exchange-traded  futures and  options  contracts, are required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from their own assets and for the sole benefit of their commodity customers, all

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




funds  held  by them with respect to exchange-traded futures  and options contracts including an amount equal to the net unrealized gain  on  all  open  futures and options contracts,  which  funds totaled $31,918,905 at March 31, 1998.



For  the quarter ended March 31, 1998, the average fair value  of financial instruments held for trading purposes was as follows:


                                              March 1998
                                       Assets        Liabilities
                                         $                $
Exchange-Traded Contracts:
  Commodity Futures                 29,771,000             -
  Foreign Futures                    6,488,000        1,142,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity.   The Partnership's assets are on deposit in  separate

commodity  interest trading accounts with MS & Co. and MSIL,  the commodity  brokers, and are used by the Partnership as margin  to

engage   in  commodity  futures,  forward  contracts  and   other

commodity  interest trading.  MS & Co. and MSIL hold such  assets in  either  designated depositories or in securities approved  by the  CFTC  for  investment of customer funds.  The  Partnership's assets held by MS & Co. and MSIL may be used as margin solely for the  Partnership's trading.  Since the Partnership's sole purpose is  to  trade in commodity futures contracts and other  commodity interests,  it is expected that the Partnership will continue  to own such liquid assets for margin purposes.



The  Partnership's  investment  in commodity  futures  contracts,

forward  contracts and other commodity interests may be illiquid.

If  the  price for a futures contract for a particular  commodity has  increased  or  decreased by an amount equal  to  the  "daily limit,"  positions  in  the commodity can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and could result in restrictions on redemptions.

Capital  Resources. The Partnership does not have,  nor  does  it expect  to have, any capital assets.  Redemptions, exchanges  and sales of additional Units of Limited Partnership interest in  the future  will affect the amount of funds available for investments in  subsequent periods.  As redemptions are at the discretion  of

Limited  Partners, it is not possible to estimate the amount  and therefore, the impact of future redemptions.



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading  losses net of interest income were $967,318. During  the first quarter, the Partnership recorded a loss in Net Asset Value

per  Unit.   The  most  significant losses were  recorded  during

January  and  February in the energy markets as the Partnership's long-only  trading approach resulted in losses  as  oil  and  gas prices  moved  lower.  Additional losses were  recorded  for  the

Partnership from long positions in corn and wheat futures  during

February  and  March  and from long livestock  futures  positions during  January.  In soft commodities, losses were recorded  from long coffee futures positions during February and March as coffee prices moved lower. A portion of the Partnership's overall losses was  offset  by  profits experienced from  long  precious  metals futures  positions.  The  most significant  gains  were  recorded

during  February as silver prices moved sharply higher.   Smaller

gains  were recorded in gold and platinum futures trading  during

February and March. Total expenses for the quarter was $543,738
resulting  in  a  net  loss  of  $1,511,056.   The  value  of  an

individual  Unit  in  the Partnership decreased  from  $10.00  at

January 2, 1998 to $9.54 at March 31, 1998.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by  Dean Witter Reynolds ("DWR").  Named defendants include

DWR,  Demeter,  Dean Witter Futures & Currency Management,  Inc.,

MSDW  (all such parties referred to hereafter as the "Dean Witter

Parties"), certain other limited partnership commodity  pools  of which  Demeter  is  the  general  partner,  and  certain  trading advisors to those pools.  On June 16, 1997, the plaintiffs in the above  actions filed a consolidated amended complaint,  alleging,

among  other things, that the defendants committed fraud, deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various  limited partnership commodity pools.  Similar  purported class  actions were also filed on September 18 and 20,  1996,  in the  Supreme Court of the State of New York, New York County, and

on  November  14,  1996 in the Superior Court  of  the  State  of

Delaware, New Castle County, against the Dean Witter Parties  and certain trading advisors on behalf of all purchasers of interests

in  various limited partnership commodity pools sold by  DWR.   A

consolidated and amended complaint in the action pending  in  the

Supreme Court of the State of New York was filed on August 13,

1997,  alleging  that the defendants committed fraud,  breach  of fiduciary duty, and negligent misrepresentation in the  sale  and operation of the various limited partnership commodity pools.  On

December  16,  1997,  upon motion of the plaintiffs,  the  action pending  in  the  Superior Court of the  State  of  Delaware  was

voluntarily  dismissed without prejudice.   The  complaints  seek

unspecified  amounts  of compensatory and  punitive  damages  and other relief. It is possible that additional similar actions  may be  filed and that, in the course of these actions, other parties could  be  added as defendants.  The Dean Witter Parties  believe that  they  have  strong defenses to, and  they  will  vigorously contest,  the  actions.  Although the ultimate outcome  of  legal proceedings cannot be predicted with certainty, it is the opinion of  management of the Dean Witter Parties that the resolution  of the  actions  will  not  have a material adverse  effect  on  the financial  condition or the results of operations of any  of  the

Dean Witter Parties.



Item 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

The Partnership registered 5,000,000 Units of Limited Partnership

Interest ("Units") pursuant to a Registration Statement on Form

S-1,   which   became  effective  on  November  10,   1997   (the

"Registration  Statement")  (SEC  File  Number  333-33975).   The

managing underwriter was DWR.


The offering commenced on November 10, 1997 and terminated as  of

April  1,  1998,  with 4,045,503.483 Units sold.   The  aggregate

price of the offering amount registered was $50,000,000 (based upon the initial offering price of $10.00 per Unit) for the initial  closing  on  January 2, 1998 (the  "Initial  Offering").

After  the  Initial Offering, Units were sold at  three  closings held  on February 2, March 2 and April 1, 1998, at a price  equal to  100% of the Net Asset Value per Unit at the close of business on  the last day of the month immediately preceeding the closing.

The aggregate price of the Units sold at the four closings of the offering was $40,100,218 (based upon the Net Asset Value per Unit of  $10.00 at January 2, 1998, $10.13 at February 2, 1998,  $9.53

at   March   2,  1998  and  $9.54  at  April  1,  1998  closings,

respectively).



No expenses chargeable against proceeds were incurred, making net offering proceeds $40,100,218, which were applied to the  working capital of the Partnership for use in accordance with the "Use of

Proceeds"  section  of the Prospectus included  as  part  of  the

Registration Statement.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits - None.


          (B)  Reports on Form 8-K. - None.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 Morgan  Stanley  Tangible  Asset
Fund L.P.(Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   15,   1998                    By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.