Form 10-Q
period 1998-06-30
MORGAN STANLEY TANGIBLE ASSET FUND L P
filed 1998-08-13
CIK 1044646

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-24035

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


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No


            MORGAN STANLEY TANGIBLE ASSET FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                        June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statement of Financial Condition June 30, 1998
     (Unaudited).......................................... 2

     Statement of Operations for the Quarter Ended
     June 30, 1998 (Unaudited)............................ 3

     Statement of Operations for the Six Months Ended
     June 30, 1998 (Unaudited)............................ 4

     Statement of Changes in Partners' Capital for the
        Six Months Ended June 30, 1998 (Unaudited)............5

     Statement of Cash Flows for the Six Months Ended
     June 30, 1998 (Unaudited)............................ 6

        Notes to Financial Statements (Unaudited)..........7-14

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..15-18


Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................19

Item 2. Change in Securities and Use of Proceeds.......19-20

Item 6. Exhibits and Reports on Form 8-K..................21





                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                STATEMENT OF FINANCIAL CONDITION


                                                                    June 30,
                                                                     1998
                                                                       $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
                                                             Cash
32,864,359
      Net      unrealized     loss     on     open      contracts
(1,569,180)

                Total                Trading               Equity
31,295,179

Investment         in         U.S.         Treasury         Bills
3,090,088
Interest          receivable         (MS          &          Co.)
102,859

                           Total                           Assets
34,488,126

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

                        Redemptions                       payable
190,150
    Accrued    brokerage   fees   (MS    &    Co.    and    MSIL)
107,741
       Accrued      management      fee      payable       (MSCM)
73,795
          Service          fee         payable          (Demeter)
29,518

                         Total                        Liabilities
401,204

Partners' Capital

        Limited       Partners       (4,019,096.762        Units)
33,722,805
         General        Partner        (43,395.648         Units)
364,117

               Total               Partners'              Capital
34,086,922

      Total      Liabilities      and      Partners'      Capital
34,488,126


NET            ASSET           VALUE           PER           UNIT
8.39

          The accompanying notes are an integral part of these financial statements.

            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)





                                                        For the

Quarter Ended
                                                   June 30, 1998
                                                      $
REVENUES
 Trading profit (loss):
    Realized                                  (2,745,450)
    Net change in unrealized                  (1,666,740)

      Total Trading Results                    (4,412,190)

 Interest Income (MS & Co.)                        373,684

      Total Revenues                           (4,038,506)

EXPENSES

 Brokerage fees (MS & Co. and MSIL)              342,234
 Management fee (MSCM)                           234,407
 Service fee (Demeter)                              93,763

    Total Expenses                                670,404

NET LOSS                                      (4,708,910)


NET LOSS ALLOCATION

 Limited Partners                            (4,658,918)
 General Partner                                  (49,992)

NET LOSS PER UNIT

                         Limited                         Partners
(1.15)
                          General                         Partner
(1.15)





          The accompanying notes are an integral part of these financial statements.

            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)





                                                        For the

Six Months Ended
                                                    June 30, 1998
                                                      $
REVENUES
 Trading profit (loss):
    Realized                                  (4,123,450)
    Net change in unrealized                  (1,569,180)

      Total Trading Results                    (5,692,630)

 Interest Income (MS & Co.)                        686,806

      Total Revenues                           (5,005,824)

EXPENSES

 Brokerage fees (MS & Co. and MSIL)               619,807
 Management fee (MSCM)                            424,525
 Service fee (Demeter)                           169,810

    Total Expenses                             1,214,142

NET LOSS                                      (6,219,966)


NET LOSS ALLOCATION

 Limited Partners                             (6,154,083)
 General Partner                                 (65,883)

NET LOSS PER UNIT

                         Limited                         Partners
(1.61)
                          General                         Partner
(1.61)




          The accompanying notes are an integral part of these financial statements.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
            For the Six Months Ended June 30, 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
  January 2, 1998
  (commencement of operations)200.000         $1,000    $1,000        $2,000

Initial Offering    2,573,486.803          25,475,868            259,000
25,734,868

Offering of Units   1,515,212.328                  14,623,350    170,000
14,793,350

Net Loss               -                    (6,154,083)          (65,883)
(6,219,966)

Redemptions          (26,406.721)                (223,330)               -
(223,330)

Partners' Capital
  June 30, 1998     4,062,492.410             $33,722,805  $364,1
17                               $34,086,922









           The accompanying notes are an integral part of these financial statements.





             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                     STATEMENT OF CASH FLOWS
                           (Unaudited)




                                                             For the

Six Months Ended
                                                         June 30, 1998

$
CASH FLOWS FROM OPERATING ACTIVITIES
Net                                                          loss
(6,219,966)
Noncash item included in net loss:
              Net          change          in          unrealized
1,569,180

Increase in operating assets:
          Investment       in      U.S.      Treasury       Bills
(3,090,088)
           Interest       receivable       (MS       &       Co.)
(102,859)

Increase in operating liabilities:
       Accrued    brokerage   fees   (MS   &   Co.   and    MSIL)
107,741
         Accrued      management     fee      payable      (MSCM)
73,795
            Service         fee         payable         (Demeter)
29,518

Net       cash       used      for      operating      activities
(7,632,679)

CASH FLOWS FROM FINANCING ACTIVITIES

    Initial   offering                                          2
5,736,868
   Offering  of   Units                                         1
4,793,350
          Increase         in         redemptions         payable
190,150
                Redemptions               of                units
(223,330)


Net      cash      provided      by     financing      activities
40,497,038

Net                increase                in                cash
32,864,359

Balance          at         beginning          of          period
-

Balance           at           end           of            period
32,864,359



           The accompanying notes are an integral part of these financial statements.


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

Asset Fund L.P. (the "Partnership").


1. Summary of Significant Accounting Policies

Organization  -  Morgan Stanley Tangible Asset  Fund  L.P.  is  a

limited  partnership organized to engage primarily in speculative trading  of  futures contracts in metals, energy and agricultural

markets,   (collectively,  "futures  interests"),  and  commenced

operations  on January 2, 1998.  The general partner  is  Demeter

Management  Corporation ("Demeter").  The commodity  brokers  are

Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley

&   Co.   International  Limited  ("MSIL"),  (collectively,   the

"Commodity  Brokers").   The trading advisor  is  Morgan  Stanley

Commodities Management, Inc. ("MSCM", or the "Trading  Advisor").

The  selling  agent is Dean Witter Reynolds Inc. ("DWR").   MSCM,

DWR,   the   Commodity  Brokers  and  Demeter  are   wholly-owned

subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").



Demeter  is  required to maintain a 1% minimum  interest  in  the equity  of  the  Partnership and income (losses)  are  shared  by

Demeter  and  the limited partners based upon their  proportional ownership interests.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Basis of Accounting - The preparation of financial statements  in conformity with generally accepted accounting principles requires management  to  make estimates and assumptions  that  affect  the reported amounts in the financial statements.



Revenue  Recognition - MS & Co. credits the Partnership  at  each month-end  with  interest income as if 80% of  the  Partnership's average daily "Net Assets", as defined in the Limited Partnership

Agreement,  for the month were invested at a rate based  on  U.S.

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

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Brokerage  and  Related Transaction Fees and Costs  -   Brokerage

fees are accrued at a monthly rate of 1/12 of 3.65% of Net Assets as  of  the  first day of each month (a 3.65% annual rate).  Such fees  are  for  all costs of executing trades by the Partnership,

including  floor  brokerage fees, exchange fees,  clearing  house fees,  NFA  fees,  "give-ups"  or transfer  fees  and  any  costs associated with taking delivery of commodities.



Service Fee - The Partnership pays Demeter a monthly service  fee equal  to  1/12  of  1%  per month (a  1%  annual  rate)  of  the

Partnership's Net Assets as of the first day of each month.



Operating  Expenses  - The Partnership incurs monthly  management

fees  and may incur incentive fees as described in Note  2.   All

administrative expenses are borne by Demeter.



Income Taxes - No provision for income taxes has been made in the accompanying  financial statements, as partners are  individually responsible  for  reporting  income  or  loss  based  upon  their respective  share of the Partnership's revenues and expenses  for income tax purposes.



Distributions - Distributions, other than on redemption of Units,

are  made  on a pro-rata basis at the sole discretion of Demeter.

No distributions have been made to date.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Offering  of Units - The Partnership, Demeter, MSCM and DWR  have agreed  to  extend  the Offering Period for those  Units  already registered  with the SEC but still unsold, until  no  later  than

October  16, 1998.  The remaining unsold Units are being  offered to  the public at a price equal to 100% of the Net Asset Value as of  the  close  of  business  on  the  last  day  of  each  month immediately preceding the closings currently scheduled to be held on August 3, 1998 and September 1, 1998.



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

Units  redeemed at or prior to the last day of the eleventh month after  such  Units were purchased will be subject to a redemption charge  equal to 2% of the Net Asset Value of a Unit on the  date of  such  redemption.  Units redeemed after the last day  of  the eleventh  month  and on or prior to the last day of  the  twenty-

fourth  month  after  which such Units were  purchased,  will  be subject to a redemption charge equal to 1% of the Net Asset Value per  Unit  on the date of such redemption.  Units redeemed  after the last day of the twenty-fourth month after which such Units

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


were  purchased  will  not  be subject to  a  redemption  charge.

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



Management  Fee - The management fee is accrued at  the  rate  of

5/24  of  1% of the Net Assets on the first day of each month  (a

2.5% annual rate).

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Incentive Fee - The Partnership will pay an annual incentive  fee equal  to 20% of the "Trading Profits" as defined in the  Limited

Partnership Agreement, as of the end of each calendar year.  Such incentive  fee is accrued in each month in which Trading  Profits

occur.   In  those months in which trading profits are  negative,

previous  accruals, if any, during the incentive period  will  be reduced.  Any  accrued  incentive  fees  with  respect  to  Units redeemed  at the end of a month that is not the end of a calendar year will be deducted and paid to the Trading Advisor at the time of such redemption.



3.  Financial Instruments

The  Partnership trades futures contracts in metals,  energy  and agricultural  markets. Futures and forwards  represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the  terms of the contracts. There are numerous factors which may significantly  influence  the market value  of  these  contracts,

including interest rate volatility.  At June 30, 1998, open

contracts were:
                                      Contract or
                                     Notional Amount
                                      June 30, 1998
                                             $
Exchange-Traded Contracts
 Commodity Futures:
   Commitments to Purchase              36,559,000
 Foreign Futures:
   Commitments to Purchase               7,246,000
   Commitments to Sell                     560,000

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  net  unrealized  loss on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the Statement of Financial Condition and totaled $(1,569,180)  at

June 30, 1998.



The  entire  $1,569,180 net unrealized loss on open contracts  at

June 30, 1998 related to exchange-traded futures contracts.



Exchange-traded futures contracts held by the Partnership at June

30, 1998 mature through December 1998.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statement of Financial Condition.


The  Partnership also has credit risk because MS & Co.  and  MSIL act  as  the  futures commission merchants or the counterparties,

with respect to most of the Partnership's assets. Exchange-traded futures  contracts  are marked to market on a daily  basis,  with variations in value settled on a daily basis. Each of  MS  &  Co.

and  MSIL, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets and for the sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain(loss) on all open  futures  contracts,

which  funds, in the aggregate, totaled $31,295,179 at  June  30,

1998.



For the six months ended June 30, 1998, the average fair value of financial instruments held for trading purposes was as follows:


                                             June 1998
                                       Assets       Liabilities
                                         $                $
Exchange-Traded Contracts:
  Commodity Futures                   33,948,000           -
  Foreign Futures                      6,955,000        731,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with MS &  Co.

and  MSIL,  the  Commodity Brokers, in separate futures  interest trading  accounts and are used by the Partnership  as  margin  to engage  in  futures interest trading.  Such assets  are  held  in either  non-interest  bearing  bank  accounts  or  in  securities

approved  by  the  CFTC for investment of  customer  funds.   The

Partnership's  assets held by MS & Co. and MSIL may  be  used  as

margin   solely  for  the  Partnership's  trading.    Since   the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign currencies.  The markets  for  some  world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets  or  prevent  the Partnership from  promptly  liquidating unfavorable  positions  in  such markets  and  subjecting  it  to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



Capital  Resources. The Partnership does not have,  nor  does  it expect  to have, any capital assets.  Redemptions, exchanges  and sales of additional Units of Limited Partnership interest in  the future  will affect the amount of funds available for  investment in  futures interests in subsequent periods.  Since they  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore,  the  impact  of   future

redemptions, exchanges or sales of additional Units.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading  losses net of interest income of  $4,038,506  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses  were  recorded  in  the  energy  and  metals markets.  In  the  energy  markets, the  Partnership's  long-only trading  approach resulted in losses throughout the quarter  from trading crude oil, heating oil and natural gas futures as oil and gas  prices  continued  to  move lower  on  reports  of  abundant inventory.  In the metals markets, losses were recorded from long positions  in  silver  and platinum futures  as  precious  metals declined during the
quarter.   Additional losses were experienced from long aluminum,

copper  and nickel futures as base metal prices also moved  lower during  May  and June.  Losses were recorded in the  agricultural markets  during April and May from long positions  in  wheat  and corn  futures as prices in these markets decreased.  In soft com-

modities,  losses  were  experienced  from  long  coffee  futures positions as prices declined during April and June.  A portion of these  losses  was offset by gains recorded during May  and  June from  long  positions  in cotton futures as cotton  prices  moved higher.  Total expenses for the three months ended June 30,  1998 were  $670,404, resulting in a net loss of $4,708,910.  The value of  an individual Unit in the Partnership decreased from $9.54 at

March 31, 1998 to $8.39 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading  losses net of interest income of  $5,005,824  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant losses were recorded in the energy markets throughout the  first  half  of the year as long positions in  oil  and  gas futures  resulted in losses for the Partnership despite  a  brief spike  higher during the month of March.  In the metals  markets,

losses recorded during the second quarter from long positions  in precious  and  base  metals  futures  more  than  offset  profits recorded  during  the first quarter from long  silver,  gold  and

platinum  futures.   Additional  losses  were  recorded  for  the

Partnership  from  long positions in corn and  wheat  futures  as grain  prices moved lower between the months of February and  May before spiking higher in June. Smaller losses were recorded from long positions in livestock futures during both the first and second quarter.  In soft commodities, losses were recorded during much  of  the  first  six months from long  positions  in  coffee futures  as  prices moved lower.  A portion of these  losses  was offset  by  gains  recorded during the second quarter  from  long positions in cotton and orange juice futures.  Total expenses for the six months ended June 30, 1998 were $1,214,142, resulting  in a net loss of $6,219,966.  The value of an individual Unit in the

Partnership decreased from $10.00 at the inception of trading  on

January 2, 1998 to $8.39 at June 30, 1998.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

The Partnership registered 5,000,000 Units of Limited Partnership

Interest ("Units") pursuant to a Registration Statement on Form

S-1,   which   became  effective  on  November  10,   1997   (the

"Registration  Statement")  (SEC  File  Number  333-33975).   The

Partnership, Demeter, MSCM and DWR agreed to extend the  offering period  for  unsold Units until no later than  October  16,  1998 pursuant  to  Post Effective Amendment No. 1 to the  Registration

Statement, which became effective on July 10, 1998.


The  offering  originally commenced on  November  10,  1997  with

4,045,503.483  Units sold through April 1, 1998.   The  aggregate

price  of  the offering amount registered was $50,000,000  (based upon  the  initial  offering price of $10.00 per  Unit)  for  the initial  closing  on  January 2, 1998 (the  "Initial  Offering").

After  the  Initial Offering, Units were sold at  three  closings held  on February 2, March 2 and April 1, 1998, at a price  equal to  100% of the Net Asset Value per Unit at the close of business on  the  last day of the month immediately preceding the closing.

The aggregate price of the Units sold at the four closings of the offering was $40,100,218 (based upon the Net Asset Value per Unit of $10.00 at January 2, 1998, $10.13 at February 2, 1998, $9.53
at   March   2,  1998  and  $9.54  at  April  1,  1998  closings,

respectively).



The  954,496.517 Units remaining unsold are being offered to  the public at a price equal to 100% of the Net Asset Value as of  the close  of  business  on  the last day of each  month  immediately preceeding the closings currently scheduled to be held on  August

3, 1998 and September 1, 1998.



No expenses chargeable against proceeds were incurred, making net offering proceeds $40,100,218, which were applied to the  working capital of the Partnership for use in accordance with the "Use of

Proceeds"  section  of the Prospectus included  as  part  of  the

Registration Statement.

Item 6.   Exhibits and Reports on Form 8-K

               Reports on Form 8-K. - No such reports have been filed for the quarter ended June 30, 1998.

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




                                 Morgan  Stanley  Tangible  Asset
Fund L.P.(Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August 12, 1998                By:  /s/ Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.