Form 10-Q
period 1998-09-30
MORGAN STANLEY TANGIBLE ASSET FUND L P
filed 1998-11-10
CIK 1044646

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                     September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statement of Financial Condition September 30, 1998
     (Unaudited).......................................... 2

     Statement of Operations for the Quarter Ended
     September 30, 1998 (Unaudited)........................3

     Statement of Operations for the Nine Months Ended
     September 30, 1998 (Unaudited)........................4

     Statement of Changes in Partners' Capital for the
        Nine Months Ended September 30, 1998 (Unaudited)......5

     Statement of Cash Flows for the Nine Months Ended
     September 30, 1998 (Unaudited)........................6

        Notes to Financial Statements (Unaudited)..........7-14

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..15-20

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................21

Item 2. Change in Securities and Use of Proceeds.......21-22

Item 6. Exhibits and Reports on Form 8-K..................22





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                STATEMENT OF FINANCIAL CONDITION


                                                                  September 30,
                                                                     1998
                                                                       $
                                                                  (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
                                                             Cash
32,053,183
      Net      unrealized     loss     on     open      contracts
(892,798)

                Total                Trading               Equity
31,160,385

Subscriptions                                          receivable
267,800
Interest          receivable         (MS          &          Co.)
101,935

                           Total                           Assets
31,530,120

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

                        Redemptions                       payable
178,553
    Accrued    brokerage   fees   (MS    &    Co.    and    MSIL)
88,228
       Accrued      management      fee      payable       (MSCM)
60,430
          Service          fee         payable          (Demeter)
24,172

                         Total                        Liabilities
351,383

Partners' Capital

        Limited       Partners       (3,979,566.819        Units)
30,842,412
         General        Partner        (43,395.648         Units)
336,325

               Total               Partners'              Capital
31,178,737

      Total      Liabilities      and      Partners'      Capital
31,530,120


NET            ASSET           VALUE           PER           UNIT
7.75

          The accompanying notes are an integral part of these financial statements.

            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)





                                                        For the

Quarter Ended
                                                          September 30, 1998
                                                      $
REVENUES
 Trading profit (loss):
                                                         Realized
(3,078,390)
              Net          change          in          unrealized
676,382

                   Total              Trading             Results
(2,402,008)

         Interest        Income        (MS         &         Co.)
322,281

                             Total                       Revenues
(2,079,727)

EXPENSES

      Brokerage     fees     (MS     &     Co.     and      MSIL)
289,642
                Management               fee               (MSCM)
198,385
                Service               fee               (Demeter)
79,354

                            Total                        Expenses
567,381

NET                                                          LOSS

(2,647,108)


NET LOSS ALLOCATION

                         Limited                         Partners
(2,619,316)
                          General                         Partner
(27,792)

NET LOSS PER UNIT

                         Limited                         Partners
(.64)
                          General                         Partner
(.64)






          The accompanying notes are an integral part of these financial statements.

            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)





                                                               For the

Nine Months Ended
                                                         September 30, 1998
                                                      $
REVENUES
 Trading profit (loss):
                                                         Realized
(7,201,840)
              Net          change          in          unrealized
(892,798)

                   Total              Trading             Results
(8,094,638)

         Interest        Income        (MS         &         Co.)
1,009,087

                             Total                       Revenues
(7,085,551)

EXPENSES

      Brokerage     fees     (MS     &     Co.     and      MSIL)
909,449
                Management               fee               (MSCM)
622,910
                Service               fee               (Demeter)
249,164

                            Total                        Expenses
1,781,523

NET                                                          LOSS

(8,867,074)

NET LOSS ALLOCATION

                         Limited                         Partners
(8,773,399)
                          General                         Partner
(93,675)

NET LOSS PER UNIT

                         Limited                         Partners
(2.25)
                          General                         Partner
(2.25)





          The accompanying notes are an integral part of these financial statements.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
         For the Nine Months Ended September 30, 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
  January 2, 1998
  (commencement of operations)200.000         $1,000    $1,000        $2,000

Initial Offering    2,573,486.803          25,475,868            259,000
25,734,868

Offering of Units   1,665,202.477                  15,758,355    170,000
15,928,355

Net Loss               -                    (8,773,399)          (93,675)
(8,867,074)

Redemptions         (215,926.813)             (1,619,412)                -
(1,619,412)

Partners' Capital
 September 30, 1998 4,022,962.467          $30,842,412           $336,325
$31,178,737













           The accompanying notes are an integral part of these financial statements.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                     STATEMENT OF CASH FLOWS
                           (Unaudited)




                                                             For the

Nine Months Ended
                                                       September 30, 1998

$
CASH FLOWS FROM OPERATING ACTIVITIES
Net                                                          loss
(8,867,074)
Noncash item included in net loss:
              Net          change          in          unrealized
892,798

Increase in operating assets:
                       Subscriptions                   receivable
(267,800)
           Interest       receivable       (MS       &       Co.)
(101,935)

Increase in operating liabilities:
       Accrued    brokerage   fees   (MS   &   Co.   and    MSIL)
88,228
         Accrued      management     fee      payable      (MSCM)
60,430
            Service         fee         payable         (Demeter)
24,172

Net       cash       used      for      operating      activities
(8,171,181)

CASH FLOWS FROM FINANCING ACTIVITIES

                         Initial                         offering
25,736,868
                 Offering                of                 Units
15,928,355
          Increase         in         redemptions         payable
178,553
                Redemptions               of                units
(1,619,412)


Net      cash      provided      by     financing      activities
40,224,364

Net                increase                in                cash
32,053,183

Balance          at         beginning          of          period
-

Balance   at  end  of   period                                  3
2,053,183





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

Management  Corporation ("Demeter").  The commodity  brokers  are

Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley

&   Co.   International  Limited  ("MSIL"),  (collectively,   the

"Commodity  Brokers").   The trading advisor  is  Morgan  Stanley

Commodities  Management, Inc. ("MSCM" or the "Trading  Advisor").

The  selling  agent  is  Dean Witter Reynolds  Inc.  ("DWR"),  an

affiliate  of  Demeter.   MSCM, DWR, the  Commodity  Brokers  and

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



Dissolution  of the Partnership - The Partnership will  terminate on December 31, 2027 or at an earlier date if certain conditions

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




occur  as  set  forth  in the Partnership's  Limited  Partnership

Agreement.



2.  Related Party Transactions

The  Partnership  pays  brokerage commissions  to  the  Commodity

Brokers and a service fee to Demeter as described in Note 1.  The

Partnership's  cash  is on deposit with MS  &  Co.  and  MSIL  in futures interest trading accounts to meet margin requirements  as needed.  MS  &  Co. pays interest on these funds as described  in

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

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


redeemed  at the end of a month that is not the end of a calendar year will be deducted and paid to the Trading Advisor at the time of such redemption.



3.  Financial Instruments

The  Partnership trades futures contracts in metals,  energy  and agricultural  markets. Futures and forwards  represent  contracts for  delayed  delivery of an instrument at a specified  date  and

price.   Risk arises from changes in the value of these contracts

and  the  potential inability of counterparties to perform  under the  terms of the contracts. There are numerous factors which may significantly  influence  the market value  of  these  contracts,

including interest rate volatility.  At September 30, 1998, open contracts were:
                                      Contract or
                                     Notional Amount
                                   September 30, 1998
                                             $
Exchange-Traded Contracts
 Commodity Futures:
   Commitments to Purchase              36,818,000
 Foreign Futures:
   Commitments to Purchase               6,767,000
   Commitments to Sell                     562,000


The  net  unrealized  loss on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statement  of  Financial Condition and totaled  $892,798  at

September 30, 1998.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The  entire  $892,798 net unrealized loss on  open  contracts  at

September 30, 1998 related to exchange-traded futures contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1998 mature through March 1999.



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

and  MSIL, as a futures commission merchant for the Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets and for the sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the net unrealized loss on all open futures contracts, which

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


funds,  in  the  aggregate, totaled $31,160,385 at September  30,

1998.



For  the  nine months ended September 30, 1998, the average  fair value  of financial instruments held for trading purposes was  as follows:


                                         September 1998
                                       Assets       Liabilities
                                         $                $
Exchange-Traded Contracts:
  Commodity Futures                  22,632,000           -
  Foreign Futures                     4,637,000       487,000

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with MS & Co.

and  MSIL,  the  Commodity Brokers, in separate futures  interest trading accounts established for the Trading Advisor and are used by  the  Partnership  as  margin to engage  in  futures  interest

trading.   Such  assets  are held in either non-interest  bearing

bank  accounts  or  in  securities  approved  by  the  CFTC   for

investment of customer funds. The Partnership's assets held by MS

& Co. and MSIL may be used as margin solely for the Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

futures  interests,  it  is expected that  the  Partnership  will continue to own such liquid assets for margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign  currency.  The  markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating unfavorable  positions  in  such markets  and  subjecting  it  to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



Capital  Resources. The Partnership does not have,  nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited Partnership interest will affect the amount of  funds available  for  investment  in futures  interests  in  subsequent

periods.   Since they are at the discretion of Limited  Partners,

it  is  not  possible to estimate the amount and  therefore,  the impact of future redemptions.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$2,079,727  and  posted a decrease in Net Asset Value  per  Unit.

The  Partnership's long-only trading approach recorded  its  most significant losses in the agricultural markets during July and

August  from  long positions in corn and wheat futures  as  grain prices  moved  lower  on  near  perfect  growing  conditions  and disappointing  export demand.  Smaller losses were recorded  from long  positions in livestock futures as prices in  these  markets also moved lower due to ample supply and decreasing demand during

July  and  August.  In soft commodities, losses were  experienced during  July from long cotton futures positions and during August

and  September  from  long sugar futures  positions.   Additional

losses  were  recorded in the metals markets  from  long  nickel,

copper and aluminum futures as base metals prices declined during

August and September.  Smaller losses were recorded in the energy markets  from  long  natural  gas  futures  positions  as  prices

declined   during  July  and  August  as  a  result   of   cooler

temperatures  in the U.S. Midwest and Northeast, thus  decreasing the  demand  for  air  conditioning.  A  portion  of  the  losses experienced  in this market complex was offset by gains  recorded during  September  from long positions in crude  oil  futures  as prices  moved higher due to increased hurricane activity  in  the

Gulf  of Mexico that caused safety-related shutdowns of a  number of  production sites.  Total expenses for the three months  ended

September  30,  1998 were $567,381, resulting in a  net  loss  of

$2,647,108.   The value of an individual Unit in the  Partnership

decreased  from $8.39 at June 30, 1998 to $7.75 at September  30,

1998.



For  the  nine  months ended September 30, 1998, the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$7,085,551 and posted a decrease in Net Asset Value per Unit.

The  most  significant losses were recorded in  the  agricultural markets  from long positions in corn and wheat futures  as  grain prices  moved  lower  during a majority of  the  year,  with  the

exception of brief spikes higher in June and September.   Smaller

losses  were  recorded from long positions in  livestock  futures

during  the  first  eight  months of the  year.   In  the  energy

markets,  losses  were experienced throughout a majority  of  the first  three quarters of the year from long position in  oil  and gas  futures  despite brief spikes higher during  the  months  of

March  and September.  Additional Partnership losses recorded  in the metals markets during the second and third quarters from long positions  in precious and base metals futures more  than  offset profits recorded during the first quarter from long silver,  gold and  platinum futures.  In soft commodities, losses were recorded during much of the first six months from long positions in coffee futures  as  prices moved lower.  A portion of these  losses  was offset  by  gains  recorded during the second quarter  from  long positions in orange juice futures.  Total expenses for  the  nine months ended September 30, 1998 were $1,781,523, resulting  in  a net  loss of $8,867,074.  The value of an individual Unit in  the

Partnership  decreased  from $10.00 at inception  of  trading  on

January 2, 1998 to $7.75 at September 30, 1998.



Year 2000 Problem -  Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date. This is commonly known as the "Year 2000 Problem". The Partnership could be adversely affected  if computer systems used by it or any third party  with whom  it  has a material relationship do no properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing  organizations through which it  trades,  Commodity

Brokers,  or  the Trading Advisor - could result  in  a  material

financial  risk  to  the  Partnership.   Regarding  the   futures

exchanges,  all  U.S. futures exchanges will be  subject  to  the monitoring of the CFTC for their Year 2000 preparedness  and  the major foreign futures exchanges are also expected to be subject to market-wide testing of their Year 2000 compliance during 1999.

With  respect  to the Commodity Brokers and the Trading  Advisor,

Demeter  intends  to  monitor their progress throughout  1999  in their  Year  2000 compliance and, where applicable, to  test  its external  interface with the Commodity Brokers  and  the  Trading

Advisor.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid  any  adverse  impact  to  the  Partnership,  whether  from failures  in their own computer systems or those of the Commodity

Brokers, the Trading Advisor or any other third party.

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

The Partnership registered 5,000,000 Units of Limited Partnership

Interest ("Units") pursuant to a Registration Statement on Form

S-1,   which   became  effective  on  November  10,   1997   (the

"Registration  Statement")  (SEC  File  Number  333-33975).   The

Partnership,  Demeter, MSCM and DWR extended the offering  period for unsold Units until no later than October 16, 1998 pursuant to

Post  Effective  Amendment No. 1 to the  Registration  Statement,

which   became   effective  on  July  10,  1998.   The   managing

underwriter for the Partnership is DWR.


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

respectively).



An additional 149,990.149 Units were sold at subsequent closings;

held  on  August 3, September 1 and October 1, 1998  at  a  price equal  to  100% of the Net Asset Value per Unit at the  close  of business  on the last day of the month immediately preceding  the closing.  The aggregate price of the Units sold at the subsequent three closings was $1,135,005 (based upon the Net Asset Value per

Unit  of $7.85 at August 3, 1998, $7.23 at September 1, 1998  and

$7.75  at  October 1, 1998).  Together with the Initial  Offering the aggregate price of Units sold is $41,235,223.



No expenses chargeable against proceeds were incurred, making net offering proceeds $41,235,223, which were applied to the  working capital of the Partnership for use in accordance with the "Use of

Proceeds"  section  of the Prospectus included  as  part  of  the

Registration Statement.



Item 6.   Exhibits and Reports on Form 8-K

Reports on Form 8-K. - No reports have been filed for the quarter ended September 30, 1998.

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




                                 Morgan  Stanley  Tangible  Asset
Fund L.P.(Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November 10, 1998              By:  /s/ Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.