Form 10-Q
period 1999-03-31
MORGAN STANLEY TANGIBLE ASSET FUND L P
filed 1999-05-13
CIK 1044646

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-24035

                   MORGAN STANLEY TANGIBLE ASSET FUND L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3968008
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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

Yes     X           No

            MORGAN STANLEY TANGIBLE ASSET FUND L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       March 31, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1999
     (Unaudited) and December 31, 1998.................... 2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited).................. 3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1999 and 1998 (Unaudited)....4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited).................. 5

        Notes to Financial Statements (Unaudited).......... 6-9

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..10-15

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . .. . . . . . . . . . . . . . . 15-24

Part II. OTHER INFORMATION

Item 1  Legal Proceedings..............................   25

Item 6. Exhibits and Reports on Form 8-K..................25







                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION
                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               23,944,835   26,519,891
  Net  unrealized  gain  (loss)  on  open  contracts      160,368
(635,643)

      Total Trading Equity          24,105,203   25,884,248

 Interest receivable (MS & Co.)         70,417          78,722

      Total Assets                  24,175,620   25,962,970


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   386,146      895,547
 Accrued brokerage fees (MS & Co. and MSIL)67,294    81,222
 Accrued management fee (MSCM)          46,092       55,632
 Service fee payable (Demeter)          18,437       22,253

      Total Liabilities                517,969    1,054,654


Partners' Capital

 Limited Partners (3,454,827.466 and
       3,745,069.052 Units, respectively)23,364,17724,622,999
 General Partner (43,395.648 Units)       293,474         285,317

 Total Partners' Capital            23,657,651   24,908,316

  Total  Liabilities and Partners' Capital    24,175,620    25,96
2,970


NET ASSET VALUE PER UNIT                  6.76             6.57

          The accompanying notes are an integral part of these financial statements.

            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       34,855     (1,378,000)
                       Net   change   in  unrealized      796,011
97,560
      Total Trading Results       830,866     (1,280,440)
    Interest Income (MS & Co.)     208,595           313,122
      Total Revenues            1,039,461          (967,318)

EXPENSES

     Brokerage  fees  (MS  &  Co.  and  MSIL)215,094      277,573
 Management    fee    (MSCM)             147,325          190,118
 Service fee (Demeter)            58,930             76,047
      Total Expenses              421,349           543,738

NET INCOME (LOSS)                 618,112       (1,511,056)

NET INCOME (LOSS) ALLOCATION

    Limited Partners               609,955    (1,475,165)
    General Partner                  8,157       (35,891)

NET INCOME (LOSS) PER UNIT

    Limited Partners                  .19         (.46)
    General Partner                   .19         (.46)


          The accompanying notes are an integral part of these financial statements.


            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  January 2, 1998         200.000             $1,000    $1,000        $2,000

Initial Offering    2,573,486.803          25,475,868            259,000
25,734,868

Offering of Units   1,515,212.328                  14,603,350    190,000
14,793,350

Net Loss               -                   (1,475,165)           (35,891)
(1,511,056)

Redemptions             (500.000)                   (5,065)              -
(5,065)

Partners' Capital,
 March 31, 1998    4,088,399.131           $38,599,988           $414,109
$39,014,097




Partners' Capital,
  December 31, 1998 3,788,464.700          $24,622,999           $285,317
$24,908,316

Net Income             -                   609,955       8,157        618,112

Redemptions         (290,241.586)                (1,868,777)             -
(1,868,777)

Partners' Capital,
 March 31, 1999   3,498,223.114            $23,364,177           $293,474
$23,657,651







           The accompanying notes are an integral part of these financial statements.


            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $              $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   income   (loss)                   618,112    (1,511,056)
Noncash item included in net income (loss):
    Net change in unrealized        (796,011)   (97,560)
 (Increase) decrease in operating assets:
      Interest   receivable  (MS  &  Co.)     8,305     (113,363)
Investment in U.S. Treasury Bills      -     (1,795,989)

 Increase (decrease) in operating liabilities:
     Accrued  brokerage  fees  (MS &  Co.  and  MSIL)    (13,928)
102,169
Accrued management fee (MSCM)         (9,540)    69,979
        Service     fee     payable     (Demeter)         (3,816)
27,991
 Net cash used for operating activities   (196,878)  (3,317,829)


CASH FLOWS FROM FINANCING ACTIVITIES

 Redemptions of units             (1,868,777)          (5,065)
 Decrease in redemptions payable    (509,401)     -
 Initial offering                    -       25,736,868
 Offering of Units                   -       14,793,350
    Increase    in    subscriptions    receivable               -
(5,385,979)

  Net  cash  provided  by  (used for)  financing  activities   (2
,378,178)                        35,139,174

 Net increase (decrease) in cash  (2,575,056)31,821,345
 Balance at beginning of period   26,519,891             -
 Balance at end of period        23,944,835      31,821,345


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

Asset  Fund  L.P. (the "Partnership").  The financial  statements and condensed notes herein should be read in conjunction with the

Partnership's December 31, 1998 Annual Report on Form 10-K.

1. Organization

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

Co.")  and  Morgan Stanley & Co. International Limited  ("MSIL"),

(collectively, the "Commodity Brokers").  The trading advisor  is

Morgan  Stanley  Commodities  Management,  Inc.  ("MSCM"  or  the

"Trading Advisor").  MSCM, the Commodity Brokers and Demeter  are

all wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

("MSDW").

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2.  Related Party Transactions

The  Partnership's cash is on deposit with MS & Co. and  MSIL  in futures interests trading accounts to meet margin requirements as needed.  MS  &  Co.  pays  interest on these  funds  based  on  a prevailing  rate  on  U.S. Treasury bills. The  Partnership  pays brokerage fees to the Commodity Brokers, a management fee and  an incentive  fee  (if  applicable) to MSCM and  a  service  fee  to

Demeter.



3.  Financial Instruments

The  Partnership trades futures and forward contracts in  metals,

energy  and agricultural markets.  Futures and forwards represent contracts  for delayed delivery of an instrument at  a  specified date  and price.  Risk arises from changes in the value of  these contracts  and  the  potential  inability  of  counterparties  to perform  under  the terms of the contracts.  There  are  numerous factors  which  may significantly influence the market  value  of these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS No. 133

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $160,368  and

$(635,643) at March 31, 1999 and December 31, 1998, respectively.

The  entire  $160,368 net unrealized gain on  open  contracts  at

March 31, 1999, was related to exchange-traded futures contracts.



The  entire  $635,643 net unrealized loss on  open  contracts  at

December  31,  1998,  was  related  to  exchange-traded   futures

contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1999 and December 31, 1998 mature through July 1999 and

June

1999, respectively.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.   MS  & Co. and MSIL  act  as  the  futures

commission merchants or the counterparties with respect  to  most of  the  Partnership's assets. Exchange-traded futures  contracts are  marked to market on a daily basis, with variations in  value settled on a daily basis. Each of MS & Co. and MSIL, as a futures commission  merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations  of  the

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  (loss)  on all open  futures  contracts,  which funds,  in the aggregate, totaled $24,105,203 and $25,884,248  at

March 31, 1999 and December 31, 1998, respectively.

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



Capital  Resources. The Partnership does not have,  nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited  Partnership  Interest ("Unit(s)")  will  affect  the amount of funds available for investment in futures interests  in subsequent periods.  Since they are at the discretion of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  revenues including interest income of  $1,039,461 and  posted  an  increase  in  Net  Asset  Value  per  Unit.  The

Partnership's  long-only  trading  approach  recorded  its   most

significant  gains in the energy markets during March  from  long futures  positions in crude oil and its refined products, heating oil  and  unleaded  gasoline, as oil  prices  moved  considerably higher.  The substantial recovery in oil prices during March  was largely
attributed to the news that both OPEC and non-OPEC countries  had reached  an  agreement to cut total output by  approximately  two million barrels a day beginning April 1st.  Additional gains were recorded  in  the livestock markets throughout the  quarter  from long  positions in feeder and live cattle futures as prices moved higher  on  plans for government aid programs to help  struggling

farmers.   A portion of the Partnership's overall gains  for  the

quarter was offset by losses experienced in soft commodities from long  positions in cocoa, sugar and coffee futures as  prices  in these markets declined significantly throughout the quarter  amid fears  that economic turmoil in Brazil would lead them  to  flood

the  market  with  increased  exports.   Additional  losses  were

recorded  from  long  positions in orange  juice  futures  during

February as prices plummeted to a 13-month low in response  to  a

USDA  report  that  unexpectedly raised  Florida  and  U.S.  crop estimates.  In the metals markets, losses were recorded from long copper  futures  positions during January as prices  declined  on

reports  of  a  large rise in copper warehouse  stocks.   Smaller

losses  were  experienced  in  the  agricultural  markets  during

January  and February from long positions in soybean and  soybean oil  futures  as  prices  in these markets  moved  lower  due  to beneficial growing weather in South America and speculation  that

Brazil would increase exports to aid its ailing economy. Interest income  decreased by approximately $105,000 as  compared  to  the same  period in 1998 primarily due to the decrease in Net Assets.

Total  expenses for the three months ended March  31,  1999  were

$421,349, resulting in net income of $618,112.  The value of a

Unit  increased from $6.57 at December 31, 1998 to $6.76 at March

31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  losses  net of interest income  of  $967,318  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses were recorded during January and February  in

the   energy  markets  as  the  Partnership's  long-only  trading approach  resulted in losses as oil and gas prices  moved  lower.

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

Total  expenses for the three months ended March  31,  1998  were

$543,738 resulting in a net loss of $1,511,056.  The value  of  a

Unit  decreased from $10.00 at January 2, 1998 to $9.54 at  March

31, 1998.



Year  2000 Problem.  Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems. Many computer systems in use today cannot recognize the computer code for the year 2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem". The Partnership  could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after January 1, 2000.  Such a failure could adversely affect the  handling or determination of futures trades and  prices  and other services.

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

Brokers,  or  the Trading Advisor - could result  in  a  material financial risk to the Partnership. All U.S. futures exchanges are subject to monitoring by the CFTC of their Year 2000 preparedness and  the major foreign futures exchanges are also expected to  be subject  to  market-wide testing of their  Year  2000  compliance during 1999. Demeter intends to monitor the progress of Commodity

Brokers  and  the Trading Advisor throughout 1999 in  their  Year

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


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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



The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.



The  Partnership's past performance is not necessarily indicative of  its  future results.  Any attempt at quantifying the Partner-

ship's  market risk must be qualified by the inherent uncertainty of  its  speculative trading, which may cause future  losses  and

volatility   (i.e.  "risk  of  ruin")  far  in  excess   of   the

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

and  Section  21E of the Securities Exchange Act of  1934).   All

quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.



The  Partnership's  risk exposure in the various  market  sectors traded  by  the Trading Advisor is estimated below  in  terms  of

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

VaR  model is used to quantify market risk for historic reporting purposes  only  and  is  not utilized by either  Demeter  or  the

Trading Advisor in their daily risk management activities.



The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization  was  approximately  $24 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

      Commodity                    (1.78)%

     Aggregate Value at Risk       (1.78)%

The  table  above  represents the VaR of the  Partnership's  open

positions   at  March  31,  1999  only  and  is  not  necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total net assets for the four quarterly reporting periods from April 1,

1998 through March 31, 1999.

Primary Market Risk Category        High       Low     Average

Commodity                          (1.89)%   (1.63)%   (1.79)%

Aggregate Value at Risk            (1.89)%   (1.63)%   (1.79)%


Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership  is  typically  many  times  the  applicable   margin

requirements, as such margin requirements generally range between

2%  and 15% of contract face value.  Additionally, due to the use of leverage, the face value of the market sector instruments held

by   the   Partnership  is  typically  many   times   the   total

capitalization  of the Partnership.  The financial  magnitude  of

the Partnership's open positions thus creates a   "risk of ruin"
not  typically found in other investment vehicles.   Due  to  the

relative  size  of the positions held, certain market  conditions may  cause  the Partnership to incur losses greatly in excess  of

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



The foregoing VaR tables present the results of the Partnership's

VaR  at  March  31,  1999 and for the end of the  four  quarterly reporting  periods  from April 1, 1998 through  March  31,  1999.

Since  VaR is based on historical data, VaR should not be  viewed as  predictive of the Partnership's future financial  performance or  its  ability to manage and monitor risk and there can  be  no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated or that such losses will not occur more than 1 in 100 trading days.


Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

93%)  of  its available assets in cash at MS & Co.  A decline  in short-term  interest  rates  will result  in  a  decline  in  the

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

Demeter  and the Trading Advisor for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government  interventions,  defaults   and   expro-

priations,   illiquid   markets,  the   emergence   of   dominant

fundamental  factors, political upheavals, changes in  historical price  relationships,  an  influx  of  new  market  participants,

increased  regulation  and many other  factors  could  result  in material  losses  as  well as in material  changes  to  the  risk exposures  and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.



The  following  was  the primary trading  risk  exposure  of  the

Partnership as of March 31, 1999.  It may be anticipated however,

that market exposures will vary materially over time.

       Commodity.

     Metals.    The Partnership's primary metals market  exposure

is to fluctuations in the price of gold and silver.  Although the

Trading Advisor will from time to time trade base metals such  as

nickel,   aluminum,  copper,  and  zinc,  the  principal   market

exposures  of  the  Partnership have  consistently  been  in  the precious  metals, gold and silver (and, to a much lesser  extent,

platinum).   The   Trading  Advisor's  gold  trading   has   been

increasingly  limited  due to the long-lasting  and  mainly  non-

volatile decline in the price of gold over the last 10-15  years.

However,  silver prices have remained volatile over this  period,

and the Trading Advisor has, from time to time, taken substantial positions as they have perceived market opportunities to develop.

Demeter  anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

       Soft  Commodities  and  Agriculturals.  The  Partnership's

primary  commodities exposure is to fluctuations in the price  of soft  commodities  and  agriculturals which  are  often  directly

affected  by severe or unexpected weather conditions.   Soybeans,

corn,   wheat,  cotton,  coffee  and  cocoa  accounted  for   the

substantial  bulk  of the Partnership's commodities  exposure  at

March  31, 1999. The Partnership has market exposure to live  and feeder  cattle.  However, Demeter anticipates  that  the  Trading

Advisor  will  maintain  an emphasis on  soybeans,  corn,  wheat,

cotton,   coffee   and  cocoa  in  which  the   Partnership   has

historically taken it's largest positions.

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



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and  the  Trading  Advisor attempt to manage the risk of the Partnership's open positions are essentially the same in all market categories traded.

Demeter  attempts to manage the Partnership's market exposure  by

(i)  diversifying the Partnership's assets among different market

sectors   and  trading  approaches,  and  (ii),  monitoring   the

performance of the Trading Advisor on a daily basis. In addition,

the Trading Advisor establishes diversification guidelines, often set  in  terms of the maximum margin to be committed to positions in any one market sector or market sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3 of the Partnership's 1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



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




                            Morgan Stanley Tangible Asset
                             Fund L.P.(Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

May 13, 1999                By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                              Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.