Form 10-Q
period 1999-06-30
MORGAN STANLEY TANGIBLE ASSET FUND L P
filed 1999-08-16
CIK 1044646

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                        June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1999
     (Unaudited) and December 31, 1998.................... 2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited)................... 3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the Six Months Ended June 30, 1999 and 1998 (Unaudited)...5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................18-27

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................28

Item 6. Exhibits and Reports on Form 8-K..................28





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               22,555,490   26,519,891
  Net  unrealized  gain  (loss) on open  contracts        563,118
(635,643)

      Total Trading Equity          23,118,608   25,884,248

 Interest receivable (MS & Co.)         66,369          78,722

      Total Assets                 23,184,977      25,962,970


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  330,750       895,547
 Accrued brokerage fees (MS & Co. and MSIL)67,063    81,222
 Accrued management fees (MSCM)         45,933       55,632
 Service fees payable (Demeter)         18,373        22,253

      Total Liabilities                462,119    1,054,654

Partners' Capital

 Limited Partners (3,297,031.187 and
 3,745,069.052 Units, respectively) 22,427,664   24,622,999
 General Partner (43,395.648 Units)       295,194    285,317

 Total Partners' Capital            22,722,858   24,908,316

  Total  Liabilities and Partners' Capital    23,184,977    25,96
2,970


NET ASSET VALUE PER UNIT                  6.80             6.57

          The accompanying notes are an integral part of these financial statements.



            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                                For the Quarters Ended June 30,

                                       1999           1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                            (64,158)   (2,745,450)
Net change in unrealized            402,750     (1,666,740)

      Total Trading Results         338,592   (4,412,190)

    Interest Income (MS & Co.)      205,500         373,684

      Total Revenues                544,092    (4,038,506)

EXPENSES

    Brokerage fees (MS & Co. and MSIL)211,507   342,234
      Management   fees   (MSCM)            144,867       234,407
Service fees (Demeter)               57,947           93,763

      Total Expenses                414,321       670,404

NET INCOME (LOSS)                   129,771    (4,708,910)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                128,051  (4,658,918)
    General Partner                   1,720    (49,992)

NET INCOME (LOSS) PER UNIT

    Limited Partners                    .04      (1.15)
    General Partner                     .04      (1.15)





          The accompanying notes are an integral part of these financial statements.

            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                               For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                        (29,303)  (4,123,450)
    Net change in unrealized     1,198,761     (1,569,180)
      Total Trading Results      1,169,458    (5,692,630)
        Interest     Income    (MS    &     Co.)          414,095
686,806

      Total Revenues             1,583,553     (5,005,824)

EXPENSES

    Brokerage fees (MS & Co. and MSIL) 426,601           619,807
      Management   fees   (MSCM)           292,192        424,525
Service fees (Demeter)             116,877        169,810
      Total Expenses               835,670     1,214,142

NET INCOME (LOSS)                  747,883     (6,219,966)


NET INCOME (LOSS) ALLOCATION

      Limited   Partners                 738,006      (6,154,083)
General Partner                      9,877       (65,883)

NET INCOME (LOSS) PER UNIT

    Limited Partners                   .23         (1.61)
    General Partner                    .23         (1.61)



          The accompanying notes are an integral part of these financial statements.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
  January 2, 1998
  (commencement of operations)200.000         $1,000    $1,000        $2,000

Initial Offering    2,573,486.803          25,475,868            259,000
25,734,868

Offering of Units   1,515,212.328                  14,623,350    170,000
14,793,350

Net Loss               -                    (6,154,083)          (65,883)
(6,219,966)

Redemptions          (26,406.721)                (223,330)               -
(223,330)

Partners' Capital,
  June 30, 1998     4,062,492.410             $33,722,805  $364,1
17                               $34,086,922





Partners' Capital,
  December 31, 1998 3,788,464.700  $24,622,999  $285,317    $24,9
08,316

Net Income            -            738,006  9,877      747,883

Redemptions             (448,037.865)     (2,933,341)           -
(2,933,341)

Partners' Capital,
  June 30, 1999    3,340,426.835   $22,427,664   $295,194     $22
,722,858





           The accompanying notes are an integral part of these financial statements.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                  747,883  (6,219,966)
 Noncash item included in net income (loss):
    Net change in unrealized      (1,198,761)1,569,180

 (Increase) decrease in operating assets:
      Interest   receivable   (DWR)          12,353     (102,859)
 Investment in U.S. Treasury Bills    -     (3,090,088)

 Increase (decrease) in operating liabilities:
     Accrued  brokerage  fees  (MS  &  Co.  and  MSIL)   (14,159)
107,741
      Accrued   management   fees  (MSCM)      (9,699)     73,795
Service fees payable (Demeter)        (3,880)      29,518

 Net cash used for operating activities   (466,263) (7,632,679)


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in redemptions payable(564,797)190,150
 Redemptions of units             (2,933,341)   (223,330)
 Initial offering                  -         25,736,868
 Offering of units                -           14,793,350

  Net  cash  provided  by  (used for)  financing  activities   (3
,498,138)                        40,497,038

 Net increase (decrease) in cash  (3,964,401)32,864,359

 Balance at beginning of period   26,519,891             -

 Balance at end of period        22,555,490   32,864,359





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

("MSDW").

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2.  Related Party Transactions

The  Partnership's cash is on deposit with the Commodity  Brokers in futures interests trading accounts to meet margin requirements as  needed.  MS  & Co. pays interest on these funds  based  on  a prevailing  rate  on  U.S. Treasury bills. The  Partnership  pays brokerage  fees  to  the Commodity Brokers, management  fees  and incentive  fees  (if  applicable) to MSCM  and  service  fees  to

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

Partnership elected to adopt the provisions of SFAS No. 133

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




beginning  with  the  fiscal year that ended December  31,  1998.

SFAS  No. 133 supersedes SFAS No. 119 and No. 105, which required

the   disclosure   of   average   aggregate   fair   values   and

contract/notional  values, respectively, of derivative  financial instruments for an entity which carries its assets at fair value.

The  application  of  SFAS No. 133 does not  have  a  significant effect on the Partnership's financial statements.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $563,118  and

$(635,643) at June 30, 1999 and December 31, 1998, respectively.



The  $563,118 net unrealized gain on open contracts at  June  30,

1999  and  the $635,643 net unrealized loss on open contracts  at

December  31,  1998,  was  related  to  exchange-traded   futures

contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1999 and December 31, 1998 mature through December 1999  and

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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  (loss)  on all open  futures  contracts,  which funds,  in the aggregate, totaled $23,118,608 and $25,884,248  at

June 30, 1999 and December 31, 1998, respectively.

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $544,092  and posted an increase in Net Asset Value per Unit. The Partnership's long-only trading approach recorded its most significant gains in the  metals markets from long positions in base metal futures  as nickel,  copper  and aluminum prices increased during  April  and

June.   The  rise in base metal prices was largely attributed  to

strong producer demand, tightening supply levels and reports that several  major  copper  producers would be  reducing  production.

Gains  were also recorded in this market complex from long silver futures positions as silver prices also moved higher during April and  June amid technically-driven buying spurred by the rally  in base  metals  prices, a decline in U.S. market reserves  and  the

announcement  of  a  cutback  in  metal  production.   Additional

profits were recorded in the energy markets during April and June from  long  positions in crude and heating  oil  futures  as  oil prices rose on signs of better demand, particularly from Asia, a decline in inventory levels and signs that OPEC member states were  respecting  output cuts.  A portion  of  the  Partnership's overall gains for the quarter was offset by losses experienced in the  agricultural  markets from long positions in  wheat  futures positions  as  prices declined on a USDA report  of  higher-than-

expected  supply  levels and slumping U.S.  exports.   Additional

losses  were recorded in the soft commodities markets  from  long coffee  futures positions as prices moved lower during April  and

June on forecasts for warmer temperatures in Brazil.  Losses were also  experienced  from long positions in  cocoa  futures  during

April  and  May,  as  well as from long cotton futures  positions during  May  and June. Total expenses for the three months  ended

June 30, 1999 were $414,321, resulting in net income of $129,771.

The  value  of a Unit increased from $6.76 at March 31,  1999  to

$6.80 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $1,583,553 and  posted  an  increase in Net Asset Value per Unit.  The  most significant gains were recorded in the energy markets  from  long futures  positions in crude oil and its refined products, heating oil  and  unleaded  gasoline, as oil  prices  moved  considerably higher during March, April and June.  The substantial recovery in oil prices during these months was largely attributed to the news of  a decline in inventory levels that resulted from an agreement reached  by both OPEC and non-OPEC countries to cut total output.

Additional gains were recorded in the metals markets during the second quarter from long positions in nickel, copper and aluminum futures as base metal prices increased during April and June  due to  strong producer demand, tightening supply levels and  reports that several major copper producers would be reducing production.

A  portion  of the Partnership's overall gains for the year  were offset by losses experienced in the soft commodities markets from long  positions  in cocoa and coffee futures as prices  in  these markets  declined  throughout most of the year  amid  fears  that economic  turmoil in Brazil would lead them to flood  the  market with  increased  exports and on forecasts for  favorable  growing

weather  in  that  region.   Losses were  also  recorded  in  the

agricultural  markets from long positions in wheat, soybean  oil,

soybean  and corn futures as grain prices moved lower on concerns

regarding   Brazil's  economic  status  and  higher-than-expected

supply levels.  Total expenses for the six months ended June  30,

1999  were  $835,670, resulting in net income of  $747,883.   The

value  of  a  Unit increased from $6.57 at December 31,  1998  to

$6.80 at June 30, 1999.



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

In  the  metals markets, losses were recorded from long positions in silver and platinum futures as precious metals declined during

the  quarter.   Additional  losses  were  experienced  from  long

aluminum,  copper  and nickel futures as base metal  prices  also moved  lower  during May and June.  Losses were recorded  in  the agricultural markets during April and May from long positions  in

wheat and corn futures as prices in these markets decreased.   In

soft  com-modities,  losses  were experienced  from  long  coffee

futures  positions as prices declined during April and  June.   A

portion  of these losses was offset by gains recorded during  May and  June from long positions in cotton futures as cotton  prices moved higher.  Total expenses for the three months ended June 30,

1998  were $670,404, resulting in a net loss of $4,708,910.   The

value  of a Unit decreased from $9.54 at March 31, 1998 to  $8.39

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

Partnership  from  long positions in corn and  wheat  futures  as grain  prices moved lower between the months of February and  May before spiking higher in June.  Smaller losses were recorded from long  positions in livestock futures during both  the  first  and second quarter.  In soft commodities, losses were recorded during much  of  the  first  six months from long  positions  in  coffee futures  as  prices moved lower.  A portion of these  losses  was offset  by  gains  recorded during the second quarter  from  long positions in cotton and orange juice futures.  Total expenses for the six months ended June 30, 1998 were $1,214,142, resulting  in a  net  loss  of $6,219,966.  The value of a Unit decreased  from

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

Value  at Risk ("VaR"). The VaR model employed by the Partnership incorporates numerous variables that could impact the fair  value

of   the   Partnership's  trading  portfolio.   The   Partnership

estimates VaR using a model based on historical simulation with a

confidence   level   of  99%.   Historical  simulation   involves

constructing  a  distribution of hypothetical  daily  changes  in trading  portfolio  value.  The VaR model  generally  takes  into account linear exposures to price and interest rate risk.  Market risks  that are incorporated in the VaR model include equity  and commodity prices, interest rates, foreign exchange rates, as well

as   correlation   that  exists  among  these   variables.    The

hypothetical  changes  in  portfolio value  are  based  on  daily observed percentage changes in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   In the case of the Partnership's VaR, the historical

observation  period  is approximately four years.   The  Partner-

ship's one-day 99% VaR corresponds to the negative change in portfolio value that, based on observed market risk factor moves,

would have been exceeded once in 100 trading days.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $23 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

      Commodity                       (1.87)%

     Aggregate Value at Risk        (1.87)%




The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within a
single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net Assets for the four quarterly reporting periods from July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High       Low     Average

Commodity                           (1.89)%   (1.78)%   (1.85)%

Aggregate Value at Risk             (1.89)%   (1.78)%   (1.85)%

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



The foregoing VaR tables present the results of the Partnership's

VaR  at  June  30,  1999 and for the end of  the  four  quarterly reporting periods from July 1, 1998 through June 30, 1999.  Since

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

Partnership  also maintains a substantial portion  (approximately

89%)  of  its available assets in cash at MS & Co.  A decline  in short-term  interest  rates  will result  in  a  decline  in  the

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of June 30, 1999.  It may be anticipated  however,

that market exposures will vary materially over time.

     Commodity.

     Soft Commodities and Agriculturals.  The primary commodities exposure  in the Partnership is to fluctuations in the  price  of soft  commodities and agriculturals.  Coffee, sugar, corn,  wheat

and   livestock  accounted  for  the  substantial  bulk  of   the

Partnership's commodities exposure at June 30, 1999.  Supply  and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.

     Metals.    The Partnership's primary metals market  exposure

is to fluctuations in the price of gold and silver.  Although the

Trading  Advisor will, from time to time, trade base metals  such as  nickel,  copper,  aluminum and  zinc,  the  principal  market exposures  of the Partnership have consistently been in  precious metals, gold and silver (and, to a much lesser extent, platinum).

The  Trading Advisor's gold trading has been increasingly limited due  to  the long-lasting and mainly non-volatile decline in  the price  of gold over the last 10-15 years.  However, silver prices

                                                             have

remained volatile over this period, and the Trading Advisor  has,

from  time  to  time, taken substantial positions  as  they  have perceived  market opportunities to develop.  Demeter  anticipates that  gold  and  silver  will remain the  primary  metals  market exposure for the Partnership.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been and  are  expected to continue to be experienced in this  market.

Natural gas, also a primary energy market exposure, has exhibited more  volatility than the oil markets on an intra-day  and  daily basis and is expected to continue in this choppy pattern.



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

                   PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



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




                            Morgan Stanley Tangible Asset
                             Fund L.P.(Registrant)

                            By: Demeter Management Corporation
                               (General Partner)


August 13, 1999             By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                              Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.