Form 10-Q
period 1999-09-30
MORGAN STANLEY TANGIBLE ASSET FUND L P
filed 1999-11-12
CIK 1044646

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                     September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1999
     (Unaudited) and December 31, 1998.................... 2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 1999 and 1998
        (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................19-27

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................ 28

Item 6. Exhibits and Reports on Form 8-K..................28







                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                   September 30,   December 31,
                                        1999               1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               24,365,212   26,519,891
  Net  unrealized  gain  (loss) on  open  contracts       348,578
(635,643)

      Total Trading Equity          24,713,790   25,884,248

 Interest receivable (MS & Co.)         76,463          78,722

      Total Assets                 24,790,253      25,962,970


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 190,111        895,547
 Accrued brokerage fees (MS & Co. and MSIL)71,682    81,222
 Accrued management fees (MSCM)       49,098         55,632
 Service fees payable (Demeter)       19,639          22,253

      Total Liabilities              330,530      1,054,654

Partners' Capital

 Limited Partners (3,182,296.716 and
 3,745,069.052 Units, respectively)24,130,663    24,622,999
 General Partner (43,395.648 Units)     329,060      285,317

 Total Partners' Capital          24,459,723     24,908,316

  Total  Liabilities and Partners' Capital  24,790,253      25,96
2,970


NET ASSET VALUE PER UNIT                7.58               6.57

          The accompanying notes are an integral part of these financial statements.

            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                              For the Quarters Ended September 30,

                                       1999           1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                        2,955,995      (3,078,390)
Net change in unrealized          (214,540)       676,382

      Total Trading Results      2,741,455    (2,402,008)

    Interest Income (MS & Co.)     221,516          322,281

      Total Revenues             2,962,971     (2,079,727)

EXPENSES

    Brokerage fees (MS & Co. and MSIL)209,073   289,642
      Management   fees   (MSCM)           143,201        198,385
Service fees (Demeter)              57,280            79,354

      Total Expenses               409,554         567,381

NET INCOME (LOSS)                2,553,417     (2,647,108)


NET INCOME (LOSS) ALLOCATION

    Limited Partners             2,519,551   (2,619,316)
    General Partner                 33,866     (27,792)

NET INCOME (LOSS) PER UNIT

    Limited Partners                   .78        (.64)
    General Partner                    .78        (.64)






          The accompanying notes are an integral part of these financial statements.

            MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                            For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     2,926,692    (7,201,840)
    Net change in unrealized       984,221      (892,798)
      Total Trading Results      3,910,913    (8,094,638)
    Interest Income (MS & Co.)     635,611      1,009,087

      Total Revenues             4,546,524     (7,085,551)

EXPENSES

    Brokerage fees (MS & Co. and MSIL) 635,674           909,449
      Management   fees   (MSCM)           435,393        622,910
Service fees (Demeter)             174,157        249,164
      Total Expenses             1,245,224     1,781,523

NET INCOME (LOSS)                3,301,300     (8,867,074)


NET INCOME (LOSS) ALLOCATION

      Limited   Partners               3,257,557      (8,773,399)
General Partner                     43,743       (93,675)

NET INCOME (LOSS) PER UNIT

    Limited Partners                  1.01         (2.25)
    General Partner                   1.01         (2.25)



          The accompanying notes are an integral part of these financial statements.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
      For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
  January 2, 1998
  (commencement of operations)200.000         $1,000    $1,000        $2,000

Initial Offering    2,573,486.803          25,475,868            259,000
25,734,868

Offering of Units   1,665,202.477                  15,758,355    170,000
15,928,355

Net Loss               -                    (8,773,399)          (93,675)
(8,867,074)

Redemptions         (215,926.813)            (1,619,412)                 -
(1,619,412)

Partners' Capital,
 September 30, 1998 4,022,962.467       $30,842,412   $336,325        $31,178,737





Partners' Capital,
  December 31, 1998 3,788,464.700  $24,622,999  $285,317    $24,9
08,316

Net Income             -         3,257,557  43,743     3,301,300

Redemptions            (562,772.336)    (3,749,893)             -
(3,749,893)

Partners' Capital,
  September 30, 1999 3,225,692.364  $24,130,663  $329,060    $24,
459,723







           The accompanying notes are an integral part of these financial statements.

             MORGAN STANLEY TANGIBLE ASSET FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                            For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                3,301,300  (8,867,074)
 Noncash item included in net income (loss):
    Net change in unrealized        (984,221)  892,798

 (Increase) decrease in operating assets:
   Interest receivable (DWR)        2,259    (101,935)

 Increase (decrease) in operating liabilities:
      Accrued  brokerage  fees  (MS  &  Co.  and  MSIL)   (9,540)
88,228
      Accrued   management   fees  (MSCM)    (6,534)       60,430
Service fees payable (Demeter)      (2,614)        24,172

  Net cash provided by (used for) operating activities  2,300,650
(7,903,381)


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in redemptions payable(705,436)178,553
 Redemptions of units             (3,749,893) (1,619,412)
 Increase in subscriptions receivable-          (267,800)
 Initial offering                    -       25,736,868
 Offering of units                   -        15,928,355

 Net cash provided by (used for) financing activities (4,455,329)
39,956,564

 Net increase (decrease) in cash  (2,154,679)32,053,183

 Balance at beginning of period  26,519,891             -

 Balance at end of period        24,365,212   32,053,183



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



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $348,578  and

$(635,643)  at  September  30,  1999  and  December   31,   1998,

respectively.



The  $348,578 net unrealized gain on open contracts at  September

30,  1999  and the $635,643 net unrealized loss on open contracts at  December  31,  1998  were related to exchange-traded  futures contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1999 and December 31, 1998 mature through  December

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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain  (loss)  on all open  futures  contracts,  which funds,  in the aggregate, totaled $24,713,790 and $25,884,248  at

September 30, 1999 and December 31, 1998, respectively.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Liquidity  -   Assets of the Partnership are deposited  with  the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$2,962,971  and posted an increase in Net Asset Value  per  Unit.

The  Partnership's long-only trading approach recorded  its  most significant  gains in the metals markets from long  positions  in zinc  futures  as  zinc  prices pushed higher  during  August  on speculation that consumers were under-hedged and looking to  lock in  prices  at  current levels. Additional  gains  were  recorded throughout  a  majority of the quarter from long  copper  futures positions  as copper prices increased amid improved  demand  from

Asia  and  a  decline  in LME warehouse stocks.   In  the  energy

markets, gains were recorded from long futures positions in crude oil  and  its refined products, unleaded gas and heating oil,  as oil  prices climbed higher during August and September due  to  a perceived tightness in the gasoline market and an announcement by

OPEC  ministers  stating that they would continue  to  adhere  to

agreed  upon output cuts through the first quarter of  2000.   In

the livestock markets, gains were
recorded  from long positions in feeder cattle futures as  prices

increased  early  in  July on a decline in corn  prices.   During

September, additional gains were recorded from long positions  in feeder and live cattle futures as cattle prices moved higher  due to  an increase in cash prices and beef demand.  These gains were partially  offset by losses recorded in the agricultural  markets from  long positions in corn futures as prices dropped  in  early

July  on reports of favorable crop weather in the U.S. corn  belt and  during  September  amid signs that the  crop  suffered  less damage  than  expected from a dry spell just before  the  harvest

began   in  most  states.   In  soft  commodities,  losses   were

experienced  during July and September from long  coffee  futures positions  as  prices  slid  lower  due  to  increased  supplies,

diminishing   fears  of  impending  frost  damage  to   Brazilian

plantations and on predictions of record harvests in Brazil  next

year.   Total  expenses for the three months ended September  30,

1999  were  $409,554, resulting in net income of $2,553,417.  The value of a Unit increased from $6.80 at June 30, 1999 to $7.58 at

September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$4,546,524  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains were recorded in the energy  markets from  long  futures  positions  in  crude  oil  and  its  refined products, unleaded gas and heating oil, as prices climbed  higher during March following an agreement reached by both OPEC and non-

OPEC  countries  to cut total output beginning  April  1st.   Oil

prices continued to move higher throughout the third quarter due to declining supplies, increasing demand and adherence to the

agreed-upon  output  cuts.   In the metals  markets,  gains  were

recorded  during  April,  June, August and  September  from  long positions  in nickel, copper and aluminum futures as  base  metal prices increased due to strong producer demand, tightening supply levels  and reports that several major copper producers would  be

reducing  production.   In  the  livestock  markets,  gains  were

recorded  from long positions in feeder cattle futures as  prices

increased  early  in  July on a decline in corn  prices.   During

September, additional gains were recorded from long positions  in feeder and live cattle futures as cattle prices moved higher  due to  an increase in cash prices and beef demand.  These gains were partially  offset  by  losses recorded in  the  soft  commodities markets from long positions in cocoa and coffee futures as prices in  these markets declined during the first half of the year amid fears  that economic turmoil in Brazil would lead them  to  flood the  market with increased exports and on forecasts for favorable growing weather in that region.  During the third quarter, losses were  experienced  from long coffee futures positions  as  prices slid  lower  due  to  increased supplies,  diminishing  fears  of

impending   frost   damage  to  Brazilian  plantations   and   on

predictions  of  record harvests in Brazil  next  year.   In  the

agricultural markets, losses were recorded from long positions in corn,  wheat and soybean futures as grain prices moved  lower  on concerns regarding Brazil's economic status, higher-than-expected

supply  levels  and on reports of favorable crop weather.   Total

expenses for the nine months ended September 30, 1999 were

$1,245,224, resulting in net income of $3,301,300.  The value  of a  Unit  increased from $6.57 at December 31, 1998  to  $7.58  at

September 30, 1999.



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

$2,647,108.  The value of a Unit decreased from $8.39 at June 30,

1998 to $7.75 at September 30, 1998.



For  the  nine  months ended September 30, 1998, the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$7,085,551  and  posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses were recorded in  the  agricultural markets  from long positions in corn and wheat futures  as  grain prices  moved  lower  during a majority of  the  year,  with  the

exception of brief spikes higher in June and September.   Smaller

losses  were  recorded from long positions in  livestock  futures

during  the  first  eight  months of the  year.   In  the  energy

markets,  losses  were experienced throughout a majority  of  the first  three quarters of the year from long positions in oil  and gas  futures  despite brief spikes higher during  the  months  of

March  and September.  Additional Partnership losses recorded  in the metals markets during the second and third quarters from long positions  in precious and base metals futures more  than  offset profits recorded during the first quarter from long silver,  gold and  platinum futures.  In soft commodities, losses were recorded during much of the first six months from long positions in coffee futures  as  prices moved lower.  A portion of these  losses  was offset  by  gains  recorded during the second quarter  from  long positions in orange juice futures.  Total expenses for  the  nine months ended September 30, 1998 were $1,781,523, resulting in a net loss of $8,867,074. The value of a Unit decreased from

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

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.


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

The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$24 million.

     Primary Market            September 30, 1999
     Risk Category              Value at Risk

      Commodity                     (2.04)%

     Aggregate Value at Risk       (2.04)%

The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1998 through September 30, 1999.

Primary Market Risk Category        High       Low     Average

Commodity                           (2.04)%    (1.78)%   (1.89)%

Aggregate Value at Risk            (2.04)%    (1.78)%   (1.89)%

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



The foregoing VaR tables present the results of the Partnership's

VaR  at  September 30, 1999 and for the end of the four quarterly reporting  periods  from October 1, 1998  through  September  30,

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

Partnership  also maintains a substantial portion  (approximately

91%)  of  its available assets in cash at MS & Co.  A decline  in short-term  interest  rates  will result  in  a  decline  in  the

Partnership's cash management income. This cash flow risk is  not considered material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  the potential  losses caused by such movements, taking  into  account

the   leverage,  optionality  and  multiplier  features  of   the

Partnership's market-sensitive instruments.

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

     Commodity.
     Metals.  The Partnership's primary metals market exposure is

to  fluctuations  in  the price of gold and  silver.   While  the

Partnership  will, from time to time, trade base metals  such  as copper, nickel, aluminum and zinc, the principal market exposures of  the  Partnership have consistently been in  precious  metals,

gold  and  silver  (and, to a much lesser extent,  platinum).   A

significant amount of exposure was evident in the gold market  as the  price  of  gold  increased  dramatically  following  bullish comments  by the European Central Bank.  Silver prices have  also been volatile over this period, and the Trading Advisor has, from time  to time, taken substantial positions when perceived  market

opportunities  developed.   Demeter  anticipates  that  gold  and

silver  will  remain the primary metals market exposure  for  the

Partnership.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure  was shared by futures contracts in the oil and  natural

gas  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  approaching  expiration  in  March  2000,  it  is

possible   that   volatility  will  remain  on  the   high   end.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.  Natural gas,  also  a primary  energy  market exposure, has exhibited  more  volatility than
     the  oil  markets  on an intra-day and daily  basis  and  is expected to continue in this choppy pattern.

     Soft  Commodities and Agriculturals.  On September 30, 1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets  that  comprise  these sectors.  Most  of  the  exposure,

however,  was in the coffee, corn and sugar markets.  Supply  and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.


Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and the  Trading  Advisor,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories

traded.   Demeter  attempts  to manage the  Partnership's  market

exposure  by  (i)  diversifying the  Partnership's  assets  among different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the  performance of the Trading Advisor  on  a  daily

basis.    In    addition,   the   Trading   Advisor   establishes

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.




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




                            Morgan Stanley Tangible Asset
                             Fund L.P.(Registrant)

                            By: Demeter Management Corporation
                               (General Partner)


November 12, 1999           By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                              Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.