Form 10-K
period 1999-12-31
MORGAN STANLEY TANGIBLE ASSET FUND L P
filed 2000-03-28
CIK 1044646

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934
[No Fee Required]
For the year ended December 31, 1999 or

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

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $24,009,777 at January 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

          MORGAN STANLEY TANGIBLE ASSET FUND L.P.
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1999

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . .  .
 .  . . . .  1

Part I .

   Item  1. Business. . . . . . . . . . . . . . . . . . . .  .  .
 . . . .   2-4

   Item  2. Properties. . . . . . . . . . . . . . . . . . .  .  .
 .  .  . .   4

   Item 3. Legal Proceedings. . . . . . . . . . . . . . . .  .  .
 . . . .  5-6

   Item  4.  Submission of Matters to a Vote of Security  Holders
 . .  . . . 7

Part II.

  Item 5. Market for the Registrant's Partnership Units
           and  Related Security Holder Matters . . . . . .  .  .
 . . . .    8

   Item  6. Selected Financial Data . . . . . . . . . . . .  .  .
 . . . . .   9

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . .   .  .  .
 . . .  10-21

   Item  7A.                                         Quantitative
and Qualitative Disclosures About
           Market Risk . . . . . . . . . . . . . . . . .  .  .  .
 . . . . 22-31

   Item 8. Financial Statements and Supplementary Data. . .  .  .
 . . . .31-32

  Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . .  .  .
 . . . . . 32
Part III.

   Item 10.                                        Directors  and
Executive Officers of the
          Registrant . . . . . . . . . . . . . . . . . . . . .  .
 . . 33-37

    Item   11.                                          Executive
Compensation . . . . . . . . . . . . . . . . . .   .  37

     Item   12.                                          Security
Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . .  .  .
 . .. . 37

     Item    13.                                          Certain
Relationships and Related Transactions . . . . . .     . . 38

Part IV.

    Item   14.                                          Exhibits,
Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . .  .  .  .
 . .  . . .39

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



          Documents Incorporated                         Part  of
Form 10-K

     Partnership's Prospectus dated
     November 10, 1997                                          I

     Partnership's Supplement to Prospectus
     dated July 10, 1998                                   I

     Annual Report to Morgan Stanley
     Tangible Asset Fund L.P. Limited
     Partners for the year ended
     December 31, 1999                          II, III and IV

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

Brokers").   The  trading advisor is Morgan Stanley  Dean  Witter

Commodities  Management, Inc. ("MSCM" or the "Trading  Advisor").

The  selling  agent is Dean Witter Reynolds Inc. ("DWR").   MSCM,

DWR,  the  Commodity  Brokers and Demeter  are  all  wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").



The Partnership's Net Asset Value per Unit of limited partnership

interest  ("Unit(s)"),  as  of  December  31,  1999  was   $7.61,

representing an increase of 15.8 percent from the Net Asset Value per  Unit  of  $6.57 at December 31, 1998. For  a  more  detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Industry Segments.  For financial information  reporting  purposes the  Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures   interests.   The  relevant  financial  information   is

presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business of speculative trading of futures interests pursuant  to

trading  instructions  provided by the Trading  Advisor.   For  a

detailed description of the different facets of the Partnership's business,  see  those  portions of the Partnership's  prospectus,

dated   November   10,   1997,  (the   "Prospectus"),   and   the

corresponding  portions of the Prospectus Supplement  dated  July

10,  1998, (the "Supplement"), each incorporated by reference  in this Form 10-K, set forth below.

Facets of Business

    1. Summary                   1.  "Summary of the Prospectus"
                                      (Pages 1-10 of the Prospec-
tus).

    2. Futures Markets           2.  "The Futures Markets"
                                     (Pages 35-38 of the
                                      Prospectus).

                                     3.Partnership's  Trading  3.
                                     "Investment Program, Use of
  Arrangements and                      Proceeds and Trading Poli-
 Policies                              cies" (Pages 26-28 of the
                                         Prospectus) and "The
                     Trading Advisor" (Page
                                      40-43 of the Prospectus
                                      and Page S-11 of the
                                      Supplement).

     4.  Management of the Part- 4.  "The Management Agreement"
         nership                      (Pages 45-46 of the
                                      Prospectus).  "The  General
                                   Partner" (Pages 29-32 of
                                      the Prospectus and Page
                                     S-7-8 of the Supplement).
                                     "The Commodity Brokers"
                                     (Pages 43-44 of the
                                      Prospectus) and "The
                                      Limited Partnership
                                           Agreement"      (Pages
                                   47-51 of the Prospectus).

    5. Taxation of the Partnership's 5.  "Material Federal Income
Limited  Partners                        Tax Considerations"  and
"State               and               Local               Income
Tax Aspects" (Pages
                                       56-64 of the Prospectus).

(d)  Financial Information About Foreign and Domestic  Operations
and Export         Sales

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

10048.

Item 3.  LEGAL PROCEEDINGS

The  class actions first filed in 1996 in California and  in  New

York  State courts were each dismissed in 1999.  However, in  the

New  York  State  class  action, plaintiffs  appealed  the  trial court's dismissal of their case on March 3, 2000.



On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management Inc.  ("DWFCM"),  MSDW,  certain limited  partnership  commodity pools of  which  Demeter  is  the general  partner (all such parties referred to hereafter  as  the

"Morgan   Stanley  Dean  Witter  Parties")  and  certain  trading

advisors to those pools.  On June 16, 1997, the plaintiffs in the above  actions filed a consolidated amended complaint,  alleging,

among  other things, that the defendants committed fraud, deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various limited partnership commodity pools. The complaints  seek unspecified  amounts  of compensatory and  punitive  damages  and

other   relief.   The  court  entered  an  order  denying   class

certification on August 24,

1999.   On  September  24,  1999,  the  court  entered  an  order

dismissing  the  case  without  prejudice  on  consent.   Similar

purported class actions were also filed on September 18  and  20,

1996,  in  the Supreme Court of the State of New York,  New  York

County,  and  on November 14, 1996 in the Superior Court  of  the

State  of Delaware, New Castle County, against the Morgan Stanley

Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership  commodity pools  sold by DWR. A consolidated and amended complaint  in  the action pending in the Supreme Court of the State of New York  was filed  on August 13, 1997, alleging that the defendants committed fraud,  breach of fiduciary duty, and negligent misrepresentation in  the  sale  and  operation of the various limited  partnership commodity  pools.  The  complaints seek  unspecified  amounts  of compensatory and punitive damages and other relief.  The New York

Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did  in  early December 1998.  The defendants filed a  motion  to dismiss the amended complaint with prejudice on February 1, 1999.

By  decision dated December 21, 1999, the New York Supreme  Court dismissed the case with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED SECURITY             HOLDER MATTERS

(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.

(b) Holders

The  number  of  holders  of  Units  at  December  31,  1999  was approximately 2,795.

(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  trading  operations on January 2, 1998.   Demeter  has

sole  discretion to decide what distributions, if any,  shall  be made to investors in the Partnership.  Demeter currently does not intend to make any distribution of Partnership profits.



Item 6.  SELECTED FINANCIAL DATA (in dollars)

                                                              For the Period
from
                                                               January 2, 1998
                              For the Year Ended             (commencement
                            December 31,               of operations) to
                                 1999                  December  31, 1998

Total Revenues
(including interest)                5,045,724                    (11,239,913)

Net Income (Loss)                   3,375,789                   (13,543,631)

Net Income (Loss)
Per Unit (Limited
& General Partners)                      1.04                      (3.43)


Total Assets                       24,048,757                    25,962,970

Total Limited
Partners' Capital                  23,310,162                   24,622,999


Net Asset Value Per
Unit                                                                   7.61
6.57









Item  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND                RESULTS OF OPERATIONS

Liquidity  -  The  Partnership  deposits  its  assets  with   the

Commodity   Brokers   in   separate  futures   trading   accounts

established  for the Trading Advisor, which assets  are  used  as margin  to engage in trading. The assets are held in either  non-

interest-bearing bank accounts or in securities  and  instruments permitted  by  the Commodity Futures Trading Commission  ("CFTC")

for  investment  of  customer segregated or secured  funds.   The

Partnership's assets held by the Commodity Brokers may be used as

margin   solely  for  the  Partnership's  trading.    Since   the

Partnership's sole purpose is to trade in futures and forwards it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The  Partnership's investment in futures and forwards, may,  from time  to  time,  be illiquid.  Most U.S. futures exchanges  limit fluctuations  in  prices  during  a  single  day  by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily limit for
several consecutive days with little or no trading.  These market

conditions   could   prevent   the  Partnership   from   promptly

liquidating  its futures contracts and result in restrictions  on redemptions.



The  Partnership  has  never had illiquidity  affect  a  material portion of its assets.



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures  interests in subsequent periods.  It is not possible  to

estimate  the  amount,  and  therefore,  the  impact  of   future

redemptions.



Results of Operations.

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the Partnership's operations for the two years ended December

31,  1999  and  a  general discussion of its  trading  activities during  each period.  It is important to note, however, that  the

Trading Advisor trades in various markets at different times  and that  prior  activity in a particular market does not  mean  that such market will be actively
traded  by  the  Trading Advisor or will  be  profitable  in  the

future.    Consequently,  the  results  of  operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership and how the Partnership has performed in the past.



At  December  31,  1999,  the  Partnership's  total  capital  was

$23,640,470,  a  decrease of $1,267,846  from  the  Partnership's total  capital of $24,908,316 at December 31, 1998. For the  year ended December 31, 1999, the Partnership generated net income  of

$3,375,789 and total redemptions aggregated $4,643,635.



For  the  year ended December 31, 1999, the Partnership  recorded total  trading revenues, including interest income of  $5,045,724 and  posted an increase in Net Asset Value per Unit. During 1999,

commodity  market  price behavior returned  to  the  more  normal pattern  of  some  commodities  gaining  in  price,  while  other commodities  declined in price.  Of the seventeen  components  of the  Bridge Commodity Research Bureau Index ("CRB"), 10 increased in  price  during  1999, while the remaining  seven  declined  in price.  This was noticeably different from 1998, when all but one of  the components of the CRB declined in price.  Energy markets,

which had been the worst performing sector during 1998, rebounded strongly to become the best performing commodity sector in  1999,

which  resulted  in  gains for the Partnership  of  approximately

13.35%.  OPEC, which had suffered economically as their late 1997 decision to expand
production  coincided with the onset of economic difficulties  in virtually all of the world's emerging economies, cooperated  with other  major global oil producing countries to rein in production and  allow  for  the drawing down of inventories that  had  grown steadily  throughout 1998.  Crude oil, its refined products,  and natural  gas all benefited from the improving global  demand  for

energy  and  the  decreased supply of  crude  oil.   Base  metals

markets also improved in price during 1999 resulting in gains  of approximately 8.55%.  Historically, copper has been  referred  to by  some  as "the world's economist", rising in price as economic activity improves and falling in price when economic difficulties are encountered.  During both 1998 and 1999, copper served as  an accurate  barometer of global economic health. Copper  producers'

decisions to curtail production in the short-term helped  support

prices.    Perhaps  more  importantly  for  the  long-term,   the

consolidation  of  major  mining companies  in  both  copper  and aluminum bodes well for less over-expansion during future periods of  elevated prices, likely leading to "higher highs" and "higher lows"  in  future  price  cycles.  Precious  metals  prices  also improved modestly during 1999.  After several years of lower gold prices,  with central banks continuing to sell despite the  lower prices,  an  announcement by a group of  European  central  banks abruptly  reversed the price slide and caught many  short-sellers off guard.  For 1999, gold was up in price by less than 1%, while silver  and  platinum, which have significant industrial  demand,

fared  much better.  Grain markets continued to suffer  in  price during 1999 resulting
in  a loss of approximately 5.37%.  Despite an early summer scare caused  by  dry  weather, overall conditions were  favorable  for another  good  harvest.  As the year drew to  a  close,  improved demand finally surfaced, perhaps signaling an end to multi-decade

low  prices.   Total  expenses  for  the  year  were  $1,669,935,

resulting  in  net income of $3,375,789.  The  value  of  a  Unit increased  from $6.57 at December 31, 1998 to $7.61  at  December

31, 1999.



At  December  31,  1998,  the  Partnership's  total  capital  was

$24,908,316,  an  increase of $24,906,316 from the  Partnership's total  capital of $2,000 at January 2, 1998. For the  year  ended

December  31,  1998,  the Partnership generated  a  net  loss  of

$13,543,631, total subscriptions aggregated $41,665,223 and total redemptions aggregated $3,213,276.



For  the  year ended December 31, 1998, the Partnership  recorded trading losses net of interest income of $11,239,913 and posted a decrease in Net Asset Value per Unit.  The Partnership, with  its long-only  approach  to traditional commodities  markets,  had  a difficult  year  in  terms  of performance  as  commodity  prices declined to record lows.  From a historical perspective, 1998  in the  commodities  markets qualifies as the "worst  of  times"  in several aspects, including the magnitude of declines, the  broad-

based nature of the declines and the nearly unrelenting nature of declines.  The major factors impacting
commodities in 1998 were the emerging markets economic  woes  and the  unusual weather on a global basis.  Demand for almost  every commodity  was negatively impacted by the downturn  in  virtually all  of  the world's emerging economies, as currency difficulties in  one  emerging country quickly threatened the  economic  well-

being  of  its  neighbors, as well as its counterparts  half  way around  the globe. Most commodity producers had become accustomed to  seeing  the  fastest  growth in  demand  come  from  emerging markets,  and  the  ultimate  contractions  in  demand  in  these economies  was the worst possible match for the supply  increases being  provided by the world's producers, particularly of  energy and  metals.  The Partnership experienced losses of approximately

16.32%  in  the  energy markets and approximately 10.55%  in  the agricultural  and livestock markets.  Warm weather,  particularly in  the  winter, led to a decreased demand for heating  products,

while  near ideal growing conditions produced bumper harvests  in most of the world's major grain producing areas.  The mathematics of  most  commodity  markets in 1998 was  decreased  demand  plus increased supply equals lower prices. In such an environment  the

Partnership  was,  unfortunately, not able to  generate  positive

returns   during  1998.   Total  expenses  for  the   year   were

$2,303,718, resulting in a net loss of $13,543,631.  The value of a  Unit  decreased from $10.00 at inception of trading on January

2, 1998 to $6.57 at December 31, 1998.

The  Partnership's  overall performance record represents  varied results  of trading in futures interests markets.  For a  further description of 1999 trading results, refer to the letter  to  the

Limited  Partners  in the accompanying Annual Report  to  Limited

Partners  for  the  year  ended  December  31,  1999,  which   is

incorporated  by  reference to Exhibit 13.01 of this  Form  10-K.

The  Partnership's  gains  and losses  are  allocated  among  its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The  Partnership  may trade futures  and  forwards  in  a

portfolio of agricultural commodities, precious and base  metals,

soft  commodities, and energy products.  In entering  into  these contracts,  the  Partnership is subject to the market  risk  that

such   contracts  may  be  significantly  influenced  by   market

conditions, resulting in such contracts being less valuable.   If

the  markets should move against all of the positions held by the

Partnership  at  the  same time, and if the Trading  Advisor  was unable  to  offset positions of the Partnership, the  Partnership could  lose all of its assets and investors would realize a  100%

loss.

In  addition  to  the  Trading Advisor's internal  controls,  the

Trading  Advisor  must comply with the trading  policies  of  the

Partnership.   These  trading  policies  include  standards   for

liquidity  and leverage with which the Partnership  must  comply.

The Trading Advisor and Demeter monitor the Partnership's trading activities  to  ensure  compliance  with  the  trading  policies.

Demeter  may  require the Trading Advisor to modify positions  of

the   Partnership   if   Demeter  believes   they   violate   the

Partnership's trading policies.



In addition to market risk, in entering into futures and forwards contracts  there  is  a credit risk to the Partnership  that  the counterparty  on  a  contract  will  not  be  able  to  meet  its obligations  to  the Partnership.  The ultimate  counterparty  or guarantor of the Partnership for futures contracts traded in  the

United  States and the foreign exchanges on which the Partnership

trades  is  the clearinghouse associated with such exchange.   In

general,  a  clearinghouse is backed by  the  membership  of  the exchange and will act in the event of non-performance by  one  of its  members  or  one  of  its member's customers,  which  should

significantly   reduce  this  credit  risk.    For   example,   a

clearinghouse  may cover a default by drawing upon  a  defaulting member's  mandatory contributions and/or non-defaulting  members'

contributions  to  a  clearinghouse guarantee  fund,  established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the

Partnership   trades  off-exchange  forward  contracts   with   a

counterparty, the sole recourse of the Partnership  will  be  the forward contract counterparty.



There is no assurance that a clearinghouse or exchange will  meet its obligations to the Partnership, and Demeter and the Commodity

Brokers  will not indemnify the Partnership against a default  by such  parties.  Further,  the law is  unclear  as  to  whether  a commodity broker has any obligation to protect its customers from loss  in the event of an exchange or clearinghouse defaulting  on trades  effected for the broker's customers.  Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.



Demeter  deals  with  these credit risks of  the  Partnership  in

several  ways.   First,  it  monitors  the  Partnership's  credit

exposure to each exchange on a daily basis, calculating not  only the  amount of margin required for it but also the amount of  its unrealized gains at each exchange, if any.  The Commodity Brokers inform  the Partnership, as with all their customers, of its  net margin  requirements for all its existing open positions, but  do

not  break that net figure down, exchange by exchange.   Demeter,

however,  has installed a system which permits it to monitor  the

Partnership's potential margin liability, exchange  by  exchange.

As a result, Demeter is able to monitor the

Partnership's potential net credit exposure to each  exchange  by adding the unrealized trading gains on that exchange, if any,  to the Partnership's margin liability thereon.



Second,  the Partnership's trading policies limit the  amount  of its Net Assets that can be committed at any given time to futures

contracts   and  require,  in  addition,  a  minimum  amount   of

diversification  in  the  Partnership's  trading,  usually   over

several  different  products.  One of the aims  of  such  trading

policies  has  been  to  reduce  the  credit  exposure   of   the

Partnership   to   a  single  exchange  and,  historically,   the

Partnership's  exposure has typically amounted to  only  a  small percentage  of  its  total Net Assets.  On those  relatively  few occasions where the Partnership's credit exposure may climb above that  level, Demeter deals with the situation on a case  by  case basis,  carefully weighing whether the increased level of  credit exposure  remains appropriate.  Material changes to  the  trading policies may be made only with the prior written approval of  the limited partners owning more than 50% of Units then outstanding.



With  respect to forward contract trading, the Partnership trades with  only those counterparties which Demeter, together with DWR,

have  determined to be creditworthy.  At the date of this filing,

the  Partnership  deals only with the Commodity  Brokers  as  its counterparties on forward contracts.

See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form

10-K.



Year   2000.   Commodity  pools,  like  financial  and   business

organizations  and individuals around the world,  depend  on  the smooth  functioning  of computer systems.  The  Year  2000  issue arose since many of the world's computer systems (including those in  non-information  technology systems)  traditionally  recorded years  in  a  two-digit format.  If not addressed, such  computer systems  may have been unable to properly interpret dates  beyond the  year 1999, which may have led to business disruptions in the

U.S.  and internationally.  Such disruptions could have adversely affected  the  handling or determination of  futures  trades  and

prices  and  other  services  for the Partnership.   Accordingly,

Demeter   has   fully  participated  in  a  firmwide   initiative

established  by MSDW to address issues associated with  the  Year

2000.   As  part  of  this initiative, MSDW reviewed  its  global

software  and hardware infrastructure for mainframe,  server  and

desktop   computing   environments  and  engaged   in   extensive

remediation   and   testing.   The  Year  2000  initiative   also

encompassed  the review of agencies, vendors and  facilities  for

Year 2000 compliance.

Since  1995,  MSDW prepared actively for the Year 2000  issue  to ensure  that it would have the ability to respond to any critical business  process failure, to prevent the loss of  workspace  and technology,  and  to  mitigate any potential  financial  loss  or damage  to  its  global franchise.  Where necessary,  contingency plans  were expanded or developed to address specific  Year  2000 risk  scenarios,  supplementing existing  business  policies  and practices.  In  conjunction with MSDW's Year  2000  preparations,

Demeter  monitored the progress of the Commodity Brokers and  the

Trading  Advisor  throughout 1999 in their Year  2000  compliance and,  where applicable, tested its external interfaces, with  the

Commodity Brokers and the Trading Advisor.  In addition, Demeter,

the  Commodity Brokers, the Trading Advisor and all U.S.  futures exchanges were subjected to monitoring by the CFTC of their  Year

2000  preparedness,  and  the  major  foreign  futures  exchanges engaged  in  market-wide testing of their  Year  2000  compliance during 1999.



MSDW  and  Demeter  consider the transition into  the  Year  2000 successful  from  the perspective of their internal  systems  and global external interactions.



Over  the  millennial changeover period, no material issues  were encountered,  and  MSDW,  Demeter and the  Partnership  conducted business as usual.

Item  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of  futures interests.  The market-sensitive instruments held  by  the  Partnership are acquired for  speculative  trading purposes only and, as a result, all or substantially all  of  the

Partnership's  assets  are at risk of trading  loss.   Unlike  an

operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures interests traded by the Partnership involve  varying degrees  of  market  risk.  Market risk is often  dependent  upon changes  in  the level or volatility of interest rates,  exchange rates,  and  prices  of  financial instruments  and  commodities.

Fluctuations  in market risk based upon these factors  result  in frequent  changes  in  the fair value of the  Partnership's  open positions, and, consequently, in its earnings and cash flow.



The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the

Partnership's open positions, the volatility present  within  the markets,  and the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.

The  Partnership's past performance is not necessarily indicative of  its future results.  Any attempt to numerically quantify  the

Partnership's  market risk is limited by the uncertainty  of  its speculative  trading.  The Partnership's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed  the  Partnership's experiences to date or any  reasonable expectations based upon historical changes in market value.



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



The  Partnership accounts for open positions using mark-to-market

accounting  principles.   Any loss in the  market  value  of  the

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized, and  cash

flow.   Profits and losses on open positions of exchange  traded-

futures interests are settled daily through variation margin.

The  Partnership's risk exposure in the market sectors traded  by the  Trading Advisor is estimated below in terms of Value at Risk

("VaR").  The  VaR  model used by the Partnership  includes  many variables that could change the market value of the Partnership's trading  portfolio.  The Partnership estimates VaR using a  model based upon historical simulation with a confidence level of  99%.

Historical  simulation involves constructing  a  distribution  of hypothetical  daily changes in the value of a trading  portfolio.

The  VaR  model takes into account linear exposures to price  and interest  rate risk.  Market risks that are incorporated  in  the

VaR  model  include equity and commodity prices, interest  rates,

foreign  exchange  rates, and correlation among these  variables.

The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.    The   historical   observation   period   of    the

Partnership's VaR is approximately four years.  The  one-day  99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



VaR   models,   including  the  Partnership's,  are  continuously

evolving  as trading portfolios become more diverse and  modeling techniques  and systems capabilities improve.  Please  note  that the VaR model is used to numerically
quantify market risk for historic reporting purposes only and  is not  utilized by either Demeter or the Trading Advisor  in  their daily risk management activities.


The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of December 31, 1999 and 1998.

As  of  December  31,  1999  and 1998,  the  Partnership's  total capitalization  was approximately $24 million  and  $25  million,

respectively.

        Primary    Market                  December   31,    1999
December 31, 1998
      Risk  Category              Value at Risk             Value
at Risk

     Commodity                                            (1.41)%

(1.86)%

     Aggregate     Value     at     Risk                  (1.41)%
(1.86)%



The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  1999  and  1998  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The  table  below supplements the year end VaR by presenting  the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from January

1, 1999 through December 31, 1999.



Primary Market Risk Category        High        Low

Average

Commodity                               (2.04)%   (1.41)%

(1.78)%

Aggregate Value at Risk                 (2.04)%   (1.41)%
(1.78)%


Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership  is  typically  many  times  the  applicable   margin

requirements.  Margin requirements generally range between 2% and

15%  of  contract face value. Additionally, the use  of  leverage causes  the face value of the market sector instruments  held  by

the   Partnership   to  typically  be  many   times   the   total

capitalization   of   the  Partnership.    The   value   of   the

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership,  gives no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

     past  changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

     changes  in portfolio value in response to market movements may differ from those of the VaR model;

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 1999 and for the end of the  four quarterly reporting periods during calendar year 1999.  Since VaR is  based  on  historical  data, VaR  should  not  be  viewed  as predictive  of the Partnership's future financial performance  or its ability to manage or monitor risk.  There can be no assurance that the

Partnership's actual losses on a particular day will  not  exceed the  VaR  amounts  indicated above or that such losses  will  not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial. The  Partnership  also maintains  a  substantial  portion  (approximately  90%)  of  its available  assets  in cash at MS & Co.  A decline  in  short-term interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 1999, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.



Commodity.

Metals.  The Partnership's primary exposure in the metals  market

is  to  fluctuations  in  the price of copper  and  silver.   The

Partnership will, from
time  to  time,  trade base metals such as nickel,  aluminum  and

zinc,  and  offer  precious metals like  gold  and  platinum.   A

reasonable amount of exposure was evident in the gold  market  as

the  price  of gold retreated during the fourth quarter.   Silver

prices  remained  volatile  over this  period,  and  the  Trading

Advisor,  from  time  to  time, took substantial  positions  when perceived  market  opportunities developed.  Demeter  anticipates that  gold  and  silver  will remain the  primary  metals  market exposure for the Partnership.



Soft  Commodities  and Agricultural. On December  31,  1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that  comprise these sectors.  Most of the exposure  was  in  the coffee, sugar and wheat markets.  Supply and demand inequalities,

severe  weather disruption and market expectations  affect  price movements in these markets.



Energy.   On December 31, 1999, the Partnership's energy exposure

was  shared  by  futures  contracts in  the  crude  oil,  refined products  and  natural  gas  markets. Price  movements  in  these markets  result from political developments in the  Middle  East,

weather patterns, and other economic fundamentals.  As oil prices have increased approximately 100% this year, and, given that  the agreement by OPEC to cut production is approaching expiration  in

March  2000,  it is possible that volatility will remain  on  the high  end.  Significant  profits and losses  have  been  and  are expected to continue to be experienced in this market.

Natural  gas,  also  a primary energy market exposure,  exhibited more  volatility than the oil markets on an intra-day  and  daily basis and is expected to continue in this choppy pattern.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Advisor, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's assets among different market sectors  and  trading approaches, and monitoring the performance of the Trading Advisor

daily.     In   addition,   the   Trading   Advisor   establishes

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  financial  statements are incorporated by reference  to  the

Partnership's  Annual  Report, which is filed  as  Exhibit  13.01 hereto.

Supplementary  data  specified by  Item  302  of  Regulation  S-K

(selected quarterly financial data) is not applicable.



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


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 39, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President and a Director of DWFCM.  Effective as of the close  of business  on January 31, 2000, Mr. Murray replaced Mr. Hawley  as

Chairman  of  the  Board  of Demeter and  DWFCM.  Mr.  Murray  is

currently  a  Senior  Vice  President of  DWR's  Managed  Futures

Department.   Mr. Murray began his career at DWR in 1984  and  is

currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the  firm's  Managed  Futures Department.  Mr.  Murray  currently serves  as  Vice  Chairman and a Director of  the  Managed  Funds

Association, an industry association for investment professionals in  futures,  hedge funds and other alternative investments.  Mr.

Murray graduated from Geneseo State University in May 1983 with a

B.A. degree in Finance.

Mitchell  M. Merin, age 46, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

Operating  Officer  of Individual Asset Management  for  MSDW  in

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



Joseph  G.  Siniscalchi, age 54, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 57, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group
at  Morgan Stanley Dean Witter Advisors, an affiliate of DWR. Mr.

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

Research  and Investment Banking Departments from 1967  to  1981.

Mr.  Oelsner  received his M.B.A. in Finance  from  the  Columbia

University  Graduate School of Business in 1966 and  an  A.B.  in

Politics from Princeton University in 1964.



Lewis A. Raibley, III, age 37, is Vice President, Chief Financial

Officer,  and  a  Director of Demeter.  Mr.  Raibley  is  also  a

Director  of  DWFCM.   Mr.  Raibley  is  currently  Senior   Vice

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



Richard  A. Beech, age 48, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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



Ray  Harris,  age 43, is a Director of Demeter.   Mr.  Harris  is

currently Senior Vice President, Planning and Administration  for

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



Mark  J.  Hawley, age 56, served as Chairman of the Board  and  a

Director of Demeter and DWFCM throughout 1999.  Mr. Hawley joined

DWR  in  February  1989 as Senior Vice President  and  served  as

Executive Vice President and Director of DWR's Product Management

for   Individual  Asset  Management  throughout  1999.   In  this

capacity, Mr. Hawley was responsible for directing the activities of  the  firm's  Managed Futures, Insurance, and Unit  Investment

Trust  Business.  From 1978 to 1989, Mr. Hawley was a  member  of the  senior management team at Heinold Asset Management, Inc.,  a commodity pool operator, and was responsible for a variety of projects in public futures funds. From 1972 to 1978,

Mr.  Hawley was a Vice President in charge of institutional block

trading  for  the  Mid-West at Kuhn Loeb & Company.   Mr.  Hawley

resigned effective January 31, 2000.



All of the foregoing directors have indefinite terms.



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



Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND

MANAGEMENT

(a)   Security  Ownership of Certain Beneficial Owners  -  As  of

December  31,  1999 there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)   Security  Ownership of Management - At December  31,  1999,

Demeter owned 43,395.648 Units of General Partnership Interest in the  Partnership  representing a  1.4  percent  interest  in  the

Partnership.



(c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated  by  reference to Exhibit 13.01 of this  Form  10-K.

For  the  year  ended  December 31, 1999  the  Commodity  Brokers received brokerage fees (paid and accrued by the Partnership)  of

$852,484,  the  Trading  Advisor received  a  management  fee  of

$583,893 and Demeter received a service fee of $233,558.

                          PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT  ON

FORM 8-K

(a)  1. Listing of Financial Statements

The  following  financial statements and reports  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the year ended  December  31,  1999,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the year ended December 31, 1999 and the period from January 2, 1998 (commencement of operations) to December 31 1998.

-         Statements  of Financial Condition as of  December  31,
          1999 and 1998.

-    Statements of Operations, Changes in Partners' Capital,  and
     Cash Flows for the year ended December 31, 1999 and the period from January 2, 1998 (commencement of operations) to December 31, 1998.

-    Notes to Financial Statements.


With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8, and 13, the Annual Report to  Limited Partners for the year ended December 31, 1999 is  not deemed to be filed with this report.



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

                                                MORGAN    STANLEY
                         TANGIBLE ASSET FUND L.P.

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 29, 2000           BY: /s/ Robert E. Murray
                                 Robert E. Murray, Director,
                                Chairman of the Board and
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Robert E. Murray                  ____        March 29,
2000
         Robert E. Murray, Director,
        Chairman of the Board and
          President

     /s/  Joseph G. Siniscalchi              ___        March 29,
2000
         Joseph G. Siniscalchi, Director

    /s/  Edward C. Oelsner III              __              March
29, 2000
         Edward C. Oelsner III, Director

    /s/   Mitchell M. Merin                  March 29, 2000
          Mitchell M. Merin, Director

    /s/   Richard A. Beech                   March 29, 2000
          Richard A. Beech, Director

     /s/   Ray Harris                                   March 29,
2000
          Ray Harris, Director

     /s/  Lewis A. Raibley, III               __        March 29,
2000
         Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal
          Accounting Officer


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

10.01 Management Agreement, dated as of December 31, 1997, among the Partnership, Demeter Management Corporation, and Morgan Stanley Commodities Management Inc. is incorporated by reference to
      Exhibit 10.01 of the Partnership's Form 10-K (File No. 0-24035) for fiscal year ended December 31, 1998.

10.02 Commodity Futures Customer Agreement, dated as of December 31, 1997, between Morgan Stanley & Co. Incorporated and the Partnership is incorporated by reference to Exhibit 10.02 of the Partnership's Form 10-K (File No. 0-24035) for fiscal year ended December 31, 1998.

10.03 Customer Agreement, dated as of December 31, 1997, among the Partnership, Morgan Stanley & Co.
      International Limited and Morgan Stanley & Co. Incorporated is incorporated by reference to Exhibit
      10.03 of the Partnership's Form 10-K (File No. 0-24035) for fiscal year ended December 31, 1998.

10.04 Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Annex A of the Partnership's Supplement to the Prospectus, dated July 10, 1998, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on July 10, 1998.

10.05 Escrow Agreement, dated October 14, 1998, among the Partnership, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference to Exhibit 10.05 of the Partnership's Form 10-K (File No. 0-24035) for fiscal year ended December 31, 1998.

13.01 December 31, 1999 Annual Report to Limited Partners is filed herewith.

Morgan Stanley
Tangible Asset
Fund L.P.

 December 31, 1999
 Annual Report

 MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Morgan Stanley Tangible Asset Fund L.P.
Annual Report
1999

Dear Limited Partner:

This marks the second annual report for the Morgan Stanley Tangible Asset Fund L.P. ("MSTAF") (the "Fund"). The Fund began the year trading at a Net Asset Value per Unit of $6.57 and increased by 15.8% to $7.61 on December 31, 1999. Since its inception in January 1998, the Fund has decreased by 23.9% (a compound annualized return of -12.8%). A review of trading results for the year is provided in the Annual Report of the Trading Advisor located on the next page of this report.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/Robert E. Murray
    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Morgan Stanley Tangible Asset Fund L.P.
1999 Annual Report of the Trading Advisor

After continuing to struggle during the first two months of 1999, commodities markets began to benefit from the global economic healing that took hold over the remainder of the year. By the end of the year, commodities markets were generally higher, as evidenced by the 7.28% gain during December in the Bridge Commodity Research Bureau Index ("CRB").

During 1999, commodity market price behavior returned to the more normal pat-tern of some commodities gaining in price, while other commodities declined in price. Of the seventeen components of the CRB, 10 increased in price during 1999, while the remaining seven declined in price. This was noticeably differ-ent from 1998, when all but one of the components of the CRB declined in price.

Energy markets, which had been the worst performing sector during 1998, re-bounded strongly to become the best performing commodity sector in 1999. OPEC, which had suffered economically as their late 1997 decision to expand produc-tion coincided with the onset of economic difficulties in virtually all of the world's emerging economies, cooperated with other major global oil producing countries to rein in production and allow for the drawing down of inventories that had grown steadily throughout 1998. Crude oil, its refined products, and natural gas all benefited from the improving global demand for energy and the decreased supply of crude oil.

Base metals markets also improved in price during 1999. Historically, copper has been referred to by some as "the world's economist", rising in price as economic activity improves and falling in price when economic difficulties are encountered. During both 1998 and 1999 copper served as an accurate barometer of global economic health. Additionally, copper producers' decisions to curtail production in the short-term helped support prices. Perhaps more importantly for the long-term, the consolidation of major mining companies in both copper and aluminum bodes well for less over-expansion during future periods of ele-vated prices, likely leading

Morgan Stanley Tangible Asset Fund L.P.

1999 Annual Report of the Trading Advisor--(Concluded)

to "higher highs" and "higher lows" in future price cycles.

Precious metals prices also improved modestly during 1999. After several years of lower gold prices, with central banks continuing to sell despite the lower prices, an announcement by a group of European central banks abruptly reversed the price slide and caught many short-sellers off guard. For 1999, gold was up in price by less than 1%, while silver and platinum, which have significant in-dustrial demand, fared much better.

Grain markets continued to suffer in price during 1999. Despite an early summer scare caused by dry weather, overall conditions were favorable for another good harvest. As the year drew to a close, improved demand finally surfaced, perhaps signaling an end to multi-decade low prices.

We appreciate your continued investment in MSTAF and look forward to what we hope will be another successful year.

Morgan Stanley Dean Witter Commodities Management, Inc.

Note: Investors are cautioned that past results are not necessarily indicative of future results.

Morgan Stanley Tangible Asset Fund L.P.
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Morgan Stanley Tangible Asset Fund L.P. (the "Partnership") as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capi-tal, and cash flows for the year ended December 31, 1999 and the period from January 2, 1998 (commencement of operations) to December 31, 1998. These finan-cial statements are the responsibility of the Partnership's management. Our re-sponsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Tangible Asset Fund L.P. at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from January 2, 1998 (commencement of operations) to December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 7, 2000
(March 3, 2000 as to Note 5)
New York, New York

Morgan Stanley Tangible Asset Fund L.P.
Statements of Financial Condition

                                                          December 31,
                                                         1999        1998
                                                      ----------  ----------
                                                          $           $
                             ASSETS
Equity in futures interests trading accounts:
 Cash                                                 23,430,137  26,519,891
 Net unrealized loss on
   open contracts (MS & Co.)                            (100,830)   (501,388)
 Net unrealized gain (loss) on open contracts (MSIL)     643,258    (134,255)
                                                      ----------  ----------
 Total unrealized gain (loss) on open contracts          542,428    (635,643)
                                                      ----------  ----------
 Total Trading Equity                                 23,972,565  25,884,248
Interest receivable (MS & Co.)                            76,192      78,722
                                                      ----------  ----------
 Total Assets                                         24,048,757  25,962,970
                                                      ==========  ==========
               LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                      269,545     895,547
Accrued brokerage fees (MS & Co. and MSIL)                70,827      81,222
Accrued management fee (MSCM)                             48,511      55,632
Service fee (Demeter)                                     19,404      22,253
                                                      ----------  ----------
 Total Liabilities                                       408,287   1,054,654
                                                      ----------  ----------
PARTNERS' CAPITAL
Limited Partners (3,062,471.522 and 3,745,069.052
  Units, respectively)                                23,310,162  24,622,999
General Partner (43,395.648 Units)                       330,308     285,317
                                                      ----------  ----------
 Total Partners' Capital                              23,640,470  24,908,316
                                                      ----------  ----------
 Total Liabilities and Partners' Capital              24,048,757  25,962,970
                                                      ==========  ==========
NET ASSET VALUE PER UNIT                                    7.61        6.57
                                                      ==========  ==========


   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Tangible Asset Fund L.P.
Statements of Operations

                                                 For the Period from
                                                   January 2, 1998
                                      For the     (commencement of
                                     Year Ended    operations) to
                                    December 31,    December 31,
                                        1999            1998
                                    ------------ -------------------
                                         $                $
REVENUES
Trading profit (loss):
 Realized                            3,003,270       (11,870,063)
 Net change in unrealized            1,178,071          (635,643)
                                     ---------       -----------
  Total Trading Results              4,181,341       (12,505,706)
Interest income (MS & Co.)             864,383         1,265,793
                                     ---------       -----------
  Total Revenues                     5,045,724       (11,239,913)
                                     ---------       -----------
EXPENSES
Brokerage fees (MS & Co. and MSIL)     852,484         1,176,024
Management fee (MSCM)                  583,893           805,496
Service fee (Demeter)                  233,558           322,198
                                     ---------       -----------
  Total Expenses                     1,669,935         2,303,718
                                     ---------       -----------
NET INCOME (LOSS)                    3,375,789       (13,543,631)
                                     =========       ===========
Net Income (Loss) Allocation:
Limited Partners                     3,330,798       (13,398,948)
General Partner                         44,991          (144,683)
Net Income (Loss) per Unit:
Limited Partners                          1.04             (3.43)
General Partner                           1.04             (3.43)


   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Tangible Asset Fund L.P.
Statements of Changes in Partners' Capital
For the Year Ended December 31, 1999 and for the Period from January 2, 1998 (commencement of operations) to December 31, 1998

                               Units of
                              Partnership     Limited    General
                               Interest      Partners    Partner      Total
                             -------------  -----------  --------  -----------
                                                 $          $           $
Partners' Capital,
January 2, 1998                    200.000        1,000     1,000        2,000
Initial Offering             2,573,486.803   25,475,868   259,000   25,734,868
Offering of Units            1,665,202.477   15,758,355   170,000   15,928,355
Net loss                          --        (13,398,948) (144,683) (13,543,631)
Redemptions                   (450,424.580)  (3,213,276)    --      (3,213,276)
                             -------------  -----------  --------  -----------
Partners' Capital,
December 31, 1998            3,788,464.700   24,622,999   285,317   24,908,316
Net income                        --          3,330,798    44,991    3,375,789
Redemptions                  (682,597.530)   (4,643,635)    --      (4,643,635)
                             -------------  -----------  --------  -----------
Partners' Capital, December
31, 1999                     3,105,867.170   23,310,162   330,308   23,640,470
                             =============  ===========  ========  ===========



   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Tangible Asset Fund L.P.
Statements of Cash Flows

                                                          For the Period from
                                                            January 2, 1998
                                               For the     (commencement of
                                              Year Ended    operations) to
                                             December 31,    December 31,
                                                 1999            1998
                                             ------------ -------------------
                                                  $                $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              3,375,789      (13,543,631)
Noncash item included in net income (loss):
 Net change in unrealized                     (1,178,071)         635,643
(Increase) decrease in operating assets:
 Interest receivable
   (MS & Co.)                                      2,530          (78,722)
Increase (decrease) in operating
  liabilities:
 Accrued brokerage fees (MS & Co. and MSIL)      (10,395)          81,222
 Accrued management fee (MSCM)                    (7,121)          55,632
 Service fee (Demeter)                            (2,849)          22,253
                                              ----------      -----------
Net cash provided by (used for) operating
  activities                                   2,179,883      (12,827,603)
                                              ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Initial offering                                  --           25,736,868
Offering of Units                                 --           15,928,355
Increase (decrease) in redemptions payable      (626,002)         895,547
Redemptions of Units                          (4,643,635)      (3,213,276)
                                              ----------      -----------
Net cash provided by
  (used for) financing activities             (5,269,637)      39,347,494
                                              ----------      -----------
Net increase (decrease) in cash               (3,089,754)      26,519,891
Balance at beginning of period                26,519,891          --
                                              ----------      -----------
Balance at end of period                      23,430,137       26,519,891
                                              ==========      ===========


   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Tangible Asset Fund L.P.
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Morgan Stanley Tangible Asset Fund L.P. (the "Partnership") is a limited partnership organized to engage primarily in speculative trading of futures contracts in metals, energy and agricultural markets, (collectively, "futures interests"). The Partnership's general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"), (collectively, the "Commodity Brokers"). The trading advisor is Morgan Stanley Dean Witter Commodities Management, Inc. ("MSCM" or the "Trading Advisor"). MSCM, the Commodity Brokers and Demeter are all wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profits
(loss) on open contracts from one period to the next in the statements of operations. MS & Co. credits the Partnership at each month-end with interest income as if 80% of the Partnership's average daily "Net Assets" for the month, as defined in the Limited Partnership Agreement, were invested at a rate based on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading

Morgan Stanley Tangible Asset Fund L.P.
Notes to Financial Statements--(Continued)

accounts," reflected in the statements of financial condition, consists of (A) cash on deposit with the Commodity Brokers to be used as margin for trading; and (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

Brokerage and Related Transaction Fees and Costs--Brokerage fees are accrued at a monthly rate of 1/12 of 3.65% of Net Assets as of the first day of each month (a 3.65% annual rate). Such fees cover all costs of executing trades by the Partnership, including floor brokerage fees, exchange fees, clearinghouse fees, NFA fees, "give-ups" or transfer fees and any costs associated with taking delivery of commodities.

Service Fee--The Partnership pays Demeter a monthly service fee equal to 1/12 of 1% per month (a 1% annual rate) of the Partnership's Net Assets as of the first day of each month.

Operating Expenses--The Partnership incurs monthly management fees and may incur incentive fees as described in Note 2. All administrative expenses are borne by Demeter.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Offering of Units--Units were offered to the public at a price equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of the month immediately preceding the four closings held on January 2, February 2, March 2, and April 1, 1998.

The Partnership, Demeter, MSCM and Dean Witter Reynolds Inc. ("DWR"), the selling agent and an affiliate of Demeter, extended the Offering Period for those

Morgan Stanley Tangible Asset Fund L.P.
Notes to Financial Statements--(Continued)

Units already registered with the Securities and Exchange Commission but still unsold, until October 16, 1998. The remaining unsold Units were offered to the public at a price equal to 100% of the Net Asset Value as of the close of business on the last day of the month immediately preceding the three closings held on August 3, September 1, and October 1, 1998.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit effective as of the last day of the sixth month following the closing at which a person first becomes a Limited Partner, upon five business days advance notice by redemption form to Demeter. Thereafter, Units may be redeemed as of the end of any month upon five business days advance notice by redemption form to Demeter. However, any Units redeemed at or prior to the last day of the eleventh month after such Units were purchased were subject to a redemption charge equal to 2% of the Net Asset Value per Unit on the date of such redemption. Units redeemed after the last day of the eleventh month and on or prior to the last day of the twenty-fourth month after which such Units were purchased are subject to a redemption charge equal to 1% of the Net Asset Value per Unit on the date of such redemption. Units redeemed after the last day of the twenty-fourth month after which such Units were purchased will not be subject to a redemption charge. Limited Partners who obtained their Units via an exchange from another DWR-sponsored commodity pool are not subject to the six month holding period or the redemption charges.

Dissolution of the Partnership--The Partnership will terminate on December 31, 2027 or at an earlier date if certain conditions occur as defined in the Partnership's Limited Partnership Agreement.

2. Related Party Transactions

The Partnership pays brokerage fees to the Commodity Brokers and a service fee to Demeter as described in Note 1. The Partnership's cash is on deposit with the Commodity Brokers in futures interests trading accounts to meet margin requirements as needed. MS & Co. pays interest on these funds as described in
Note 1.

Demeter, on behalf of the Partnership and itself entered into a Management Agreement with MSCM whereby MSCM makes all trading decisions for the Partnership. Compensation to MSCM by the Partnership consists of a management fee and an incentive fee as follows:

Management Fee--The management fee is accrued at the rate of 5/24 of 1% of Net Assets on the first day of each month (a 2.5% annual rate).

Morgan Stanley Tangible Asset Fund L.P.
Notes to Financial Statements--(Continued)

Incentive Fee--The Partnership will pay an annual incentive fee equal to 20% of the trading profits as of the end of each calendar year. Trading profits represent the amount by which profits from futures trading exceed losses, after brokerage and management fees have been deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period will be reduced. Any accrued incentive fees with respect to Units redeemed at the end of a month that is not the end of a calendar year will be accrued and paid to MSCM at the time of such redemption.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the required implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, the Partnership had previously elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 supersedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnership's financial statements.

The net unrealized gains (losses) on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $542,428 and $(635,643) at December 31, 1999 and 1998 respectively.

The $542,428 net unrealized gain on open contracts at December 31, 1999 and the $(635,643) net unrealized loss on open contracts at December 31, 1998, were related to exchange-traded futures contracts that mature through April 2000 and June 1999, respectively.

Morgan Stanley Tangible Asset Fund L.P.
Notes to Financial Statements--(Continued)


The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gain (loss) on all open futures contracts, which funds, in the aggregate, totaled $23,972,565 and $25,884,248 at December 31, 1999 and December 31, 1998, respectively.

4. Legal Matters

The class actions first filed in 1996 in California and in New York State courts were each dismissed in 1999. On September 6, 10, and 20, 1996 and on March 13, 1997, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of in-terests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, certain limited partnership commodity pools of which Demeter is the general partner (all such parties referred to hereafter as the "Morgan Stanley Dean Witter Parties") and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, al-leging, among other things, that the defendants committed fraud, deceit, negli-gent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair busi-ness practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. The complaints seek unspeci-fied amounts of compensatory and punitive damages and other relief. The court entered an order denying class certification on August 24, 1999. On September 24, 1999, the court entered an order dismissing the case without prejudice on consent. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in

Morgan Stanley Tangible Asset Fund L.P.
Notes to Financial Statements--(Concluded)

the Superior Court of the State of Delaware, New Castle County, against the Morgan Stanley Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Su-preme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By deci-sion dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.

In addition, on December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.

5. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 4 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048


                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 148