Form 10-Q
period 2000-03-31
MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L P
filed 2000-05-15
CIK 1044646

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-24035

        MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY FUND L.P.
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


              Morgan Stanley Tangible Asset Fund L.P.
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No

    MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY FUND L.P.
      (formerly "Morgan Stanley Tangible Asset Fund L.P.")
             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       March 31, 2000


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 2000
     (Unaudited) and December 31, 1999......................... 2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)....................... 3

     Statements of Changes in Partners' Capital for the Quarters Ended March 31, 2000 and 1999

(Unaudited)............................................... 4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)........................5

        Notes to Financial Statements (Unaudited)...............6-
     10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......11-15

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................16-25

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..................................... 26

Item 2. Changes in Securities and Use of Proceeds...........26-28

Item 5. Other Information..................................... 28

Item 6. Exhibits and Reports on Form 8-K.......................28



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY FUND L.P.
      (formerly "Morgan Stanley Tangible Asset Fund L.P.")
               STATEMENTS OF FINANCIAL CONDITION
                                     March 31,     December 31,
                                        2000           1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             23,480,160      23,430,137

     Net unrealized loss on open contracts (MS & Co.)(461,517)         (100,830)
       Net  unrealized  gain  (loss)  on  open  contracts  (MSIL)
(94,573)                             643,258

 Total unrealized gain (loss) on open contracts     (556,090)          542,428

      Total Trading Equity        22,924,070     23,972,565

Interest receivable (MS & Co.)        85,776            76,192
Subscriptions receivable              85,600              -

      Total Assets                23,095,446     24,048,757


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 368,850        269,545
 Accrued brokerage fees (MS & Co. and MSIL)68,985    70,827
 Accrued management fee (MSCM)        47,250         48,511
 Service fee payable (Demeter)        18,900         19,404

      Total Liabilities              503,985        408,287


Partners' Capital

 Limited Partners (2,908,338.656 and
       3,062,471.522 Units, respectively)22,259,327  23,310,162
  General  Partner (43,395.648 Units)       332,134            33
0,308

 Total Partners' Capital          22,591,461     23,640,470

  Total  Liabilities and Partners' Capital   23,095,446      24,0
48,757

NET ASSET VALUE PER UNIT                7.65               7.61

          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY FUND L.P.
      (formerly "Morgan Stanley Tangible Asset Fund L.P.")
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




For the Quarters Ended March 31,

                                       2000            1999
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      1,395,164    34,855
                       Net  change  in  unrealized    (1,098,518)
796,011
      Total Trading Results         296,646   830,866
    Interest Income (MS & Co.)       256,714       208,595
      Total Revenues                553,360     1,039,461

EXPENSES

     Brokerage   fees   (MS  &  Co.  and  MSIL)213,906    215,094
 Management    fees    (MSCM)               146,511       147,325
 Service   fees   (Demeter)               58,604           58,930
 Total Expenses                    419,021       421,349

NET INCOME                          134,339      618,112

NET INCOME ALLOCATION

       Limited    Partners                  132,513       609,955
General Partner                       1,826      8,157

NET INCOME PER UNIT

       Limited    Partners                       .04          .19
General Partner                         .04       .19




          The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY FUND L.P.
      (formerly "Morgan Stanley Tangible Asset Fund L.P.")
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total




Partners' Capital,
  December 31, 1998 3,788,464.700          $24,622,999           $285,317
$24,908,316

Net Income             -                   609,955       8,157        618,112

Redemptions         (290,241.586)                (1,868,777)             -
(1,868,777)

Partners' Capital,
 March 31, 1999   3,498,223.114            $23,364,177           $293,474
$23,657,651




Partners' Capital,
  December 31, 19993,105,867.170           $23,310,162           $330,308
$23,640,470

Offering of Units    11,189.544            85,600        -            85,600

Net Income                 -               132,513               1,826
134,339

Redemptions         (165,322.410)              (1,268,948)               -
(1,268,948)

Partners' Capital,
 March 31, 2000   2,951,734.304            $22,259,327           $332,134
$22,591,461





           The accompanying notes are an integral part of these financial statements.

    MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY FUND L.P.
      (formerly "Morgan Stanley Tangible Asset Fund L.P.")
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000            1999
                                        $              $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net    income                           134,339       618,112
Noncash item included in net income:
    Net change in unrealized      1,098,518     (796,011)
 (Increase) decrease in operating assets:
    Interest receivable (MS & Co.)    (9,584)     8,305
Decrease in operating liabilities:
     Accrued  brokerage  fees  (MS &  Co.  and  MSIL)     (1,842)
(13,928)
Accrued management fee (MSCM)         (1,261)     (9,540)
    Service fee payable (Demeter)           (504)     (3,816)
 Net cash provided by (used for) operating activities   1,219,666
(196,878)

CASH FLOWS FROM FINANCING ACTIVITIES

   Redemptions  of  Units              (1,268,948)    (1,868,777)
Increase   (decrease)  in  redemptions  payable99,305   (509,401)
Offering of Units                    85,600      -
 Increase in subscriptions receivable      (85,600)            -

  Net  cash  used  for  financing  activities    (1,169,643)   (2
,378,178)

 Net increase (decrease) in cash     50,023   (2,575,056)
 Balance at beginning of period   23,430,137     26,519,891
 Balance at end of period        23,480,160    23,944,835



          The accompanying notes are an integral part of these financial statements.

     MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY FUND L.P.

      (formerly "Morgan Stanley Tangible Asswet Fund L.P.")

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition of Morgan  Stanley  Dean

Witter  Spectrum  Commodity Fund L.P. (formerly, "Morgan  Stanley

Tangible  Asset Fund L.P.") (the "Partnership").   The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1999  Annual

Report on Form 10-K.



1. Organization

Morgan Stanley Dean Witter Spectrum Commodity Fund L.P. (formerly

Morgan  Stanley  Tangible  Asset  Fund)  is  a  Delaware  limited partnership organized to engage primarily in speculative  trading of  futures contracts in metals, energy and agricultural markets,

(collectively,  "futures interests").   On  March  1,  2000,  the

Partnership became one of the Morgan Stanley Dean Witter Spectrum

Series of funds, comprised of Morgan Stanley Dean Witter Spectrum

Global  Balanced L.P., Morgan Stanley Dean Witter Spectrum Select

L.P.,  Morgan  Stanley Dean Witter Spectrum  Strategic  L.P.  and

Morgan Stanley Dean Witter Spectrum Technical L.P. (collectively,

the "Spectrum Series").  The Partnership's general partner is

     MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY FUND L.P.
      (formerly "Morgan Stanley Tangible Asset Fund L.P.")
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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



2.  Related Party Transactions

The  Partnership's cash is on deposit with the Commodity  Brokers in futures interests trading accounts to meet margin requirements as  needed.  MS  & Co. pays interest on these funds  based  on  a prevailing  rate  on  U.S. Treasury bills. The  Partnership  pays brokerage  fees  to  the Commodity Brokers, management  fees  and incentive  fees  (if  applicable) to MSCM, and  service  fees  to

Demeter.



3.  Financial Instruments

The  Partnership trades futures and forward contracts in  metals,

energy  and agricultural markets.  Futures and forwards represent contracts  for delayed delivery of an instrument at  a  specified date and price.  Risk arises from changes in the value of these

     MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY FUND L.P.
      (formerly "Morgan Stanley Tangible Asset Fund L.P.")
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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

     MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY FUND L.P.
      (formerly "Morgan Stanley Tangible Asset Fund L.P.")
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in futures interests trading accounts"

on  the  Statements of Financial Condition and totaled $(556,090)

and   $542,428  at  March  31,  2000  and  December   31,   1999,

respectively.



The  $556,090 net unrealized loss on open contracts at March  31,

2000  and  the $542,428 net unrealized gain on open contracts  at

December  31,  1999  were  related  to  exchange-traded   futures

contracts that mature through April 2000.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because MS & Co.  and  MSIL act  as  the  futures commission merchants or the  counterparties

with  respect  to  most of the Partnership's  assets.   Exchange-

traded  futures contracts are marked to market on a daily  basis,

with  variations in value settled on a daily basis. Each of MS  &

Co.   and  MSIL,  as  a  futures  commission  merchant  for   the

Partnership's

     MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY FUND L.P.
      (formerly "Morgan Stanley Tangible Asset Fund L.P.")
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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

which   funds,   in   the  aggregate,  totaled  $22,924,070   and

$23,972,565   at   March  31,  2000  and   December   31,   1999,

respectively.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity  -   The  Partnership  deposits  its  assets  with  the

Commodity   Brokers,   in  separate  futures   trading   accounts

established  for the Trading Advisor, which assets  are  used  as margin  to engage in trading. The assets are held in either  non-

interest  bearing bank accounts or in securities and  instruments permitted  by  the CFTC for investment of customer segregated  or secured  funds.  The Partnership's assets held by  the  Commodity

Brokers  may  be  used  as margin solely  for  the  Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

futures  and  forwards, it is expected that the Partnership  will continue to own such liquid assets for margin purposes.



The  Partnership's investment in futures and forwards  may,  from time  to  time,  be illiquid.  Most U.S. futures exchanges  limit fluctuations  in  prices  during  a  single  day  by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  interest  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no trading.  These market conditions could
prevent  the  Partnership from promptly liquidating  its  futures contracts and result in restrictions on redemptions.



The  Partnership  has  never had illiquidity  affect  a  material portion of its assets.



Capital  Resources. The Partnership does not have, or  expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  units of limited partnership interest ("Unit(s)")  in the  future  will  affect  the  amount  of  funds  available  for

investments  in futures interests in subsequent periods.   It  is

not possible to estimate the amount, and therefore, the impact of future redemptions of Units.



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the Partnership's operations for the three months ended March

31,  2000 and 1999, respectively, and a general discussion of its trading activities during each period.  It is important to  note,

however,  that the Trading Advisor trades in various  markets  at different  times  and that prior activity in a particular  market does  not  mean that such market will be actively traded  by  the

Trading   Advisor   or  will  be  profitable   in   the   future.

Consequently,
the  results  of operations of the Partnership are  difficult  to discuss  other  than  in  the context of  its  Trading  Advisor's trading  activities on behalf of the Partnership as a  whole  and how the Partnership has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded trading  revenues,  including interest income,  of  $553,360  and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  gains of approximately 4.3% were recorded  primarily during  January  and  February in the energy  markets  from  long futures  positions in crude oil and its refined products  as  oil prices increased on concerns about future output levels from  the world's leading producer countries amid dwindling stockpiles  and

increasing  demand.   In  the  agricultural  markets,  gains   of

approximately  2.1% were recorded earlier in January  from  short positions  in corn and soybean futures as prices moved higher  on increasing concerns for dryness in Brazil, subsequent crop damage and  a surprise cut in year-end stocks.  During March, gains were recorded  from  long  futures positions  in  corn,  soybeans  and soybean  related  products as prices in these  markets  increased amid  fears of a drought this summer.  These gains were partially offset  by  losses of approximately 2.8% recorded in  the  metals markets from long aluminum and copper futures positions as prices reversed  lower earlier in February due primarily to  technically based selling. Aluminum and copper prices dipped further later in February led downward by falling prices of other base metals.

Losses   were  recorded  during  March  from  long  gold  futures

positions  as  gold prices fell on fears that the French  central

bank  could  decide  to  sell some  of  its  reserves.   In  soft

commodities, losses of approximately 2.3% were recorded primarily during January and February from long coffee futures positions as coffee prices declined in the wake of forecasts for a bumper crop in  Brazil.  Long positions in sugar futures also incurred losses during  January  and  February as prices dropped  amid  sustained fears  of a global supply surplus.  Total expenses for the  three months  ended  March  31, 2000 were $419,021,  resulting  in  net income of $134,339.  The value of a Unit increased from $7.61  at

December 31, 1999 to $7.65 at March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  revenues including interest income of  $1,039,461

and  posted  an  increase  in  Net Asset  Value  per  Unit.   The

Partnership's  long-only  trading  approach  recorded  its   most

significant  gains  of approximately 6.5% in the  energy  markets primarily  during March from long futures positions in crude  oil and  its refined products, heating oil and unleaded gasoline,  as oil  prices moved considerably higher.  The substantial  recovery in  oil  prices during March was largely attributed to  the  news that both OPEC and non-OPEC countries had reached an agreement to cut total output by approximately two million barrels a day
beginning April 1, 1999.  Additional gains of approximately  0.5%

were  recorded  in the livestock markets throughout  the  quarter from  long positions in feeder and live cattle futures as  prices moved  higher  on  plans  for government  aid  programs  to  help struggling farmers.  A portion of the Partnership's overall gains for  the  quarter  was  offset by losses  of  approximately  2.0%

experienced  in soft commodities largely from long  positions  in cocoa,  sugar  and  coffee  futures as prices  in  these  markets declined  significantly throughout the quarter  amid  fears  that economic  turmoil in Brazil would lead them to flood  the  market with  increased  exports.  Additional losses were  recorded  from long  positions in orange juice futures during February as prices plummeted  to  a 13-month low in response to a USDA  report  that

unexpectedly  raised  Florida and U.S. crop  estimates.   In  the

metals markets, losses of approximately 1.0% were recorded mainly from  long  copper  futures positions during  January  as  prices declined  on reports of a large rise in copper warehouse  stocks.

Smaller  losses  of  approximately 0.7% were experienced  in  the agricultural  markets during January and February primarily  from long  positions in soybean and soybean oil futures as  prices  in these  markets moved lower due to beneficial growing  weather  in

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


The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of March 31, 2000 and 1999. As

of   March   31,   2000   and  1999,  the   Partnership's   total

capitalization  was approximately $23 million  and  $24  million,

respectively.

      Primary Market            March 31, 2000          March 31,
1999
     Risk Category             Value at Risk      Value at Risk

     Commodity                     (2.10)%            (1.78)%


The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.



Primary Market Risk Category        High      Low     Average

Commodity                          (2.10)%   (1.78)%   (1.95)%


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



The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposures at March 31, 2000 and for the end of the four quarterly reporting periods from April 1,

1999  through  March 31, 2000.  Since VaR is based on  historical data, VaR should not be viewed as predictive of the Partnership's future  financial performance or its ability to manage or monitor

risk.   There  can be no assurance that the Partnership's  actual

losses  on  a  particular  day will not exceed  the  VaR  amounts indicated above or that such losses will not occur more than 1 in

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



The  following  is  the  primary trading  risk  exposure  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however, that market exposures will vary  materially over time.



Commodity

Metals -  The Partnership's primary metals market exposure is  to fluctuations  in  the price of gold and silver.  The  Partnership will  from time to time trade base metals such as copper, nickel,

aluminum and zinc however, the principal market exposures of  the

Partnership have consistently been in precious metals,  gold  and silver  (and,  to a much lesser extent, platinum).  A  reasonable amount of exposure was evident in the gold market as gold prices were volatile during the quarter. Silver prices have remained volatile over this period, and the Trading Advisor has, from time

to   time,  taken  positions  as  market  opportunities  develop.

Demeter  anticipates that gold and silver will remain the primary metals market exposure for the Partnership.



Soft  Commodities  and Agriculturals - On  March  31,  2000,  the

Partnership  had a reasonable amount of exposure in  the  markets that  comprise these sectors.  Most of the exposure  was  in  the coffee,  corn, cotton and livestock markets.  Supply  and  demand inequalities,  severe weather disruption and market  expectations affect price movements in these markets.



Energy - On March 31, 2000, the Partnership's energy exposure was shared  by futures contracts in the oil and natural gas  markets.

Price   movements   in  these  markets  result   from   political

developments  in  the  Middle East, weather patterns,  and  other

economic  fundamentals.   It  is possible  that  volatility  will

remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.

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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer  to Legal Proceeding previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion).


Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

The   Partnership  registered  5,000,000  Units  pursuant  to   a

Registration  Statement on Form S-1, which  became  effective  on

November 10, 1997 (the "Registration Statement") (SEC File Number

333-33975).  The Partnership, Demeter, MSCW and DWR extended  the

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

held  on  August 3, September 1 and October 1, 1998  at  a  price equal  to  100% of the Net Asset Value per Unit at the  close  of business  on the last day of the month immediately preceding  the

closing.   Subsequent to these closings, remaining  unsold  Units

were de-registered.



In  conjunction  with becoming part of the Spectrum  Series,  the

Partnership registered an additional 7,000,000 Units pursuant  to

another   Registration  Statement  on  form  S-1,  which   became

effective on March 6, 2000 (SEC File Number 33-90483).



Through  March  31,  2000,  4,206,683.176  total  Units  of   the

Partnership have been sold, leaving 6,988,810.456 Units unsold as of  March  31,  2000.  The aggregate price of Units sold  through

March 31, 2000 is $41,320,822.95.

Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Program,  Use  of Proceeds and Trading Policies" section  of  the prospectus  included as part of the above referenced Registration

Statement.



Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management, Inc. ("DWFCM") and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.




Item 6.   EXIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits - None.

          (B)  Reports on Form 8-K. - None.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            Morgan Stanley Dean Witter Spectrum
                             Commodity Fund L.P.(Registrant)

                            By: Demeter Management Corporation
                               (General Partner)


May 12, 2000                By:/s/       Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                           Director   and   Chief
                              Financial            Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.