Form 10-Q
period 2000-06-30
MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L P
filed 2000-08-14
CIK 1044646

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to________________

Commission File No. 0-24035

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.

     (Exact name of registrant as specified in its charter)


          Delaware                                13-3968008
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY             10048
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

Yes    X            No___________


       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                        June 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 2000
     (Unaudited) and December 31, 1999.................... 2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited)................... 3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the Six Months Ended June 30, 2000 and 1999 (Unaudited)...5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-19

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................19-28

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................29-30

Item 2. Changes in Securities and Use of Proceeds......30-33

Item 5. Other Information.................................33

Item 6. Exhibits and Reports on Form 8-K...............34-35




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
               STATEMENTS OF FINANCIAL CONDITION

June 30,                              December 31,

2000                                 1999
                                         $                $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               22,110,122     23,430,137

  Net  unrealized gain (loss) on open contracts  (MSIL)      (123
,808)                                 643,258
  Net  unrealized loss on open contracts (MS & Co.)     (222,888)
(100,830)

 Total net unrealized gain (loss) on open contracts     (346,696)
542,428

      Total Trading Equity          21,763,426   23,972,565

                     Subscriptions                     receivable
280,364                                     - Interest receivable
(MS      &     Co.)                                        85,599
76,192

      Total Assets               22,129,389        24,048,757


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  230,907       269,545
 Accrued brokerage fees (MS & Co. and MSIL)83,982    70,827
 Accrued management fees (MSCM)         45,642       48,511
 Service fees payable (Demeter)      ______-__        19,404

      Total Liabilities                360,531      408,287

Partners' Capital

 Limited Partners (2,793,320.622 and
  3,062,471.522 Units, respectively)21,435,841   23,310,162
 General Partner (43,395.648 Units)      333,017     330,308

 Total Partners' Capital           21,768,858    23,640,470

  Total  Liabilities and Partners' Capital     22,129,389    24,0
48,757

NET ASSET VALUE PER UNIT                  7.67             7.61

          The accompanying notes are an integral part of these financial statements.

      MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
       Realized                           (50,397)       (64,158)
Net change in unrealized              209,394   402,750

      Total Trading Results           158,997   338,592
    Interest Income (MS & Co.)        260,504    205,500
      Total Revenues                  419,501    544,092
EXPENSES

      Brokerage  fees  (MS  &  Co.  and  MSIL)251,251     211,507
Management    fees   (MSCM)                  136,549      144,867
Service fees (Demeter)              _____-___      57,947

      Total Expenses                  387,800     414,321

NET INCOME                             31,701     129,771


NET INCOME ALLOCATION

       Limited   Partners                     30,818      128,051
General Partner                           883     1,720

NET INCOME PER UNIT

       Limited   Partners                       0.02         0.04
General Partner                          0.02      0.04






          The accompanying notes are an integral part of these financial statements.

      MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
REVENUES
 Trading profit (loss):
    Realized                       1,344,767     (29,303)
    Net change in unrealized       (889,124)    1,198,761
      Total Trading Results          455,643  1,169,458
    Interest Income (MS & Co.)       517,218      414,095
      Total Revenues                 972,861   1,583,553

EXPENSES

    Brokerage fees (MS & Co. and MSIL) 465,157           426,601
      Management   fees   (MSCM)             283,060      292,192
Service fees (Demeter)                58,604      116,877
      Total Expenses                 806,821      835,670

NET INCOME                           166,040      747,883

NET INCOME ALLOCATION

       Limited   Partners                   163,331       738,006
General Partner                        2,709      9,877

NET INCOME PER UNIT

    Limited Partners                    0.06       0.23
    General Partner                     0.06       0.23




          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)





Units of

Partnership               Limited   General

Interest                  Partners  Partner    Total



Partners' Capital,
  December 31, 1998 3,788,464.700  $24,622,999  $285,317    $24,9
08,316

Net                                                        Income
-                       738,006   9,877      747,883

Redemptions           (448,037.865)                   (2,933,341)
-                    (2,933,341)

Partners' Capital,
  June 30, 1999    3,340,426.835   $22,427,664   $295,194     $22
,722,858




Partners' Capital,
  December 31, 19993,105,867.170  $23,310,162  $330,308    $23,64
0,470

Offering      of     Units105,748.916                     803,735
-                                   803,735

Net                                                        Income
-                                  163,331  2,709      166,040

Redemptions           (374,899.816)                   (2,841,387)
-                   (2,841,387)

Partners' Capital,
  June 30, 2000    2,836,716.270   $21,435,841   $333,017     $21
,768,858











           The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                           166,040   747,883
        Noncash item included in net income:
      Net change in unrealized        889,124 (1,198,761)
 (Increase) decrease in operating assets:
   Interest receivable (MS & Co.)    (9,407)    12,353
 Increase (decrease) in operating liabilities:
     Accrued  brokerage  fees (MS  &  Co.  and  MSIL)      13,155
(14,159)
      Accrued  management  fees  (MSCM)     (2,869)       (9,699)
Service fees payable (Demeter)       (19,404)      (3,880)
 Net cash provided by (used for) operating activities   1,036,639
(466,263)

CASH FLOWS FROM FINANCING ACTIVITIES

                 Offering                of                 Units
803,735                                                         -
Increase           in          subscriptions           receivable
(280,364)                          -
    Decrease   in   redemptions   payable       (38,638)(564,797)
Redemptions   of  Units                               (2,841,387)
(2,933,341)

  Net  cash  used  for  financing  activities    (2,356,654)   (3
,498,138)

 Net decrease in cash             (1,320,015) (3,964,401)

 Balance at beginning of period    23,430,137   26,519,891

 Balance at end of period          22,110,122  22,555,490





          The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations  and  financial condition of Morgan  Stanley  Dean

Witter   Spectrum   Commodity  L.P.  (the  "Partnership").    The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1999  Annual

Report on Form 10-K.



1. Organization

Morgan  Stanley Dean Witter Spectrum Commodity L.P. is a Delaware

limited  partnership organized to engage primarily in speculative trading  of  futures contracts in metals, energy and agricultural markets (collectively, "futures interests").  The Partnership  is one  of  the Morgan Stanley Dean Witter Spectrum Series of funds,

comprised of the Partnership, Morgan Stanley Dean Witter Spectrum

Global  Balanced L.P., Morgan Stanley Dean Witter Spectrum Select

L.P.,  Morgan Stanley Dean Witter Spectrum Strategic L.P., Morgan

Stanley  Dean Witter Spectrum Technical L.P., and Morgan  Stanley

Dean  Witter Spectrum Currency L.P. (collectively, the  "Spectrum

Series").    The   Partnership's  general  partner   is   Demeter

Management  Corporation ("Demeter").  The commodity  brokers  are

Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley

& Co.

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Demeter.

3.  Financial Instruments

The  Partnership trades futures interests in metals,  energy  and agricultural markets.  Futures interests represent contracts  for delayed delivery of an instrument at a specified date and  price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including interest rate volatility.

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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



The net unrealized gain (loss) on open contracts are reported  as a  component of "Equity in futures interests trading accounts" on the  statements of financial condition and totaled $(346,696) and

$542,428 at June 30, 2000 and December 31, 1999, respectively.

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  $346,696 net unrealized loss on open contracts at  June  30,

2000  and  the $542,428 net unrealized gain on open contracts  at

December  31,  1999  were  related  to  exchange-traded   futures

contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  2000 and December 31, 1999 mature through December 2000  and

April 2000, respectively.



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

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain (loss) on all open futures  contracts,

which   funds,   in   the  aggregate,  totaled  $21,763,426   and

$23,972,565 at June 30, 2000 and December 31, 1999, respectively.

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



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and  the ability of the Trading Advisor's trading program to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the  Partnership's operations for the quarter and six  months ended  June  30,  2000  and  1999, respectively,  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded by the

Trading   Advisor   or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Advisor's  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total trading revenues including interest income of $419,501  and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  gains of approximately 6.4% were recorded  primarily during  May in the energy markets from long positions in  natural gas  futures  as  prices continued their upward  trend,  as  data released by the American Gas Association further confirmed  fears that inventory levels remain low.  Adding to supply concerns were fears  that the U.S. demand will outstrip production this summer,

when   inventories  are  typically  refilled  for   the   winter.

Additional  gains  were recorded during May and  June  from  long futures  positions in crude oil and its related products  as  the previous  upward  movement in oil prices re-emerged  amid  rising concerns  regarding supplies and production levels.  These  gains were  partially offset by losses of approximately  4.2%  recorded primarily during April and June in the agricultural markets  from long  positions in corn futures as prices dropped  due  to  heavy rain and cooler temperatures in the major corn producing regions.

In soft commodities, losses of approximately 0.9% were experienced throughout a majority of the quarter from long coffee futures  positions  as  prices decreased  on  technical  factors.

Additional  losses were experienced during June from long  cotton futures  positions as prices moved lower, pressured  downward  by heavy  deliveries in July, benign weather forecasts for the  U.S.

cotton  belt  and expectations that crop size was edging  higher.

In the metals markets, losses of approximately 0.4% were incurred primarily  during May and June from long nickel futures positions

as  prices  moved  lower.   Total expenses for the  three  months

ended  June  30, 2000 were $387,800, resulting in net  income  of

$31,701.   The value of a Unit increased from $7.65 at March  31,

2000 to $7.67 at June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total trading revenues including interest income of $972,861  and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant  gains of approximately 10.9% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural  gas futures as prices continued their upward  trend,  as data  released by the American Gas Association further  confirmed fears  that  inventory levels remain low.  Additional gains  were recorded  during January and February from long futures positions in  crude oil and its refined products as oil prices increased on concerns  about  future output levels from  the  world's  leading producer  countries  amid  dwindling  stockpiles  and  increasing demand. These gains were partially offset by losses of approximately 3.4% incurred in the metals markets primarily from long  aluminum  and copper futures positions as  prices  reversed lower  earlier  in  February due primarily to  technically  based

selling.   Losses were also recorded during March from long  gold

futures  positions as gold prices fell on fears that  the  French central bank could decide to sell some of its reserves.  In  soft commodities, losses of approximately 3.3% were recorded primarily during January and February from long coffee futures positions as coffee prices declined in the wake of forecasts for a bumper crop in Brazil.  Additional losses were recorded throughout a majority of  the  second  quarter from long coffee  futures  positions  as

prices  decreased  on  technical factors.   In  the  agricultural

markets,  losses  of  approximately 1.8% were recorded  primarily during  April  and June from long positions in  corn  futures  as prices  dropped due to heavy rain and cooler temperatures in  the major  corn producing regions.  Total expenses for the six months ended  June  30, 2000 were $806,821, resulting in net  income  of

$166,040.   The value of a Unit increased from $7.61 at  December

31, 1999 to $7.67 at June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $544,092  and posted an increase in Net Asset Value per Unit. The Partnership's long-only trading approach recorded its most significant gains of approximately 2.7% in the metals markets primarily from long positions in base metal futures as nickel, copper and aluminum prices  increased during April and June.  The rise in base  metal

prices   was  largely  attributed  to  strong  producer   demand,

tightening  supply levels and reports that several  major  copper producers would be reducing production.  Gains were also recorded in  this  market  complex from long silver futures  positions  as silver  prices  also  moved higher during  April  and  June  amid technically-driven  buying spurred by the rally  in  base  metals prices, a decline in U.S. market reserves and the announcement of

a   cutback   in   metal  production.   Additional   profits   of

approximately 2.3% were recorded in the energy markets  primarily during  April and June from long positions in crude  and  heating oil  futures  as  oil  prices rose on  signs  of  better  demand,

particularly from Asia, a decline in inventory levels  and  signs that  OPEC member states were respecting output cuts.  A  portion of  the Partnership's overall gains for the quarter was offset by losses  of  approximately 2.1% experienced  in  the  agricultural markets  primarily from long positions in wheat futures positions as  prices  declined  on  a  USDA report of  higher-than-expected supply  levels and slumping U.S. exports.  Additional  losses  of approximately 0.9% were recorded in the soft commodities  markets primarily  from  long coffee futures positions  as  prices  moved lower  during April and June on forecasts for warmer temperatures in  Brazil.  Losses were also experienced from long positions  in cocoa  futures during April and May, as well as from long  cotton futures  positions during May and June. Total  expenses  for  the three months ended

June 30, 1999 were $414,321, resulting in net income of $129,771.

The  value  of a Unit increased from $6.76 at March 31,  1999  to

$6.80 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $1,583,553 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  of approximately 9.5% were  recorded  in  the energy markets primarily from long futures positions in crude oil and  its refined products, heating oil and unleaded gasoline,  as oil  prices  moved  considerably higher during March,  April  and

June.  The substantial recovery in oil prices during these months was  largely  attributed to the news of a  decline  in  inventory levels  that resulted from an agreement reached by both OPEC  and non-OPEC  countries  to  cut total output.  Additional  gains  of approximately 1.5% were recorded in the metals markets  primarily during  the second quarter from long positions in nickel,  copper and  aluminum futures as base metal prices increased during April and  June due to strong producer demand, tightening supply levels and reports that several major copper producers would be reducing production. A portion of the Partnership's overall gains for  the year  were offset by losses of approximately 3.1% experienced  in the  soft  commodities markets primarily from long  positions  in cocoa  and  coffee  futures as prices in these  markets  declined throughout  most of the year amid fears that economic turmoil  in

Brazil would lead them to flood the market with increased exports and on forecasts for favorable growing weather in that region.

Losses   of  approximately  2.9%  were  also  recorded   in   the

agricultural  markets  primarily from long  positions  in  wheat,

soybean oil, soybean and corn futures as grain prices moved lower on  concerns  regarding Brazil's economic status and higher-than-

expected supply levels.  Total expenses for the six months  ended

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of June 30, 2000 and 1999. As of June 30, 2000 and 1999, the Partnership's total capitalization was approximately $22 million and $23 million, respectively.


     Primary Market           June 30, 2000       June 30, 1999
     Risk Category             Value at Risk      Value at Risk

     Commodity                     (1.70)%            (1.87)%


The  table  above  represents the VaR of the  Partnership's  open positions at June 30, 2000 and 1999 only and is not necessarily representative of either the historic or future risk of an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.



Primary Market Risk Category        High       Low     Average

Commodity                          (2.10)%    (1.70)%   (1.86)%



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



The VaR tables above present the results of the Partnership's VaR for  the Partnership's market risk exposure at June 30, 2000  and for the end of the four quarterly reporting periods from July  1,

1999 through June 30, 2000. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future  financial performance or its ability to manage or monitor

risk.   There  can be no assurance that the Partnership's  actual

losses  on  a  particular  day will not exceed  the  VaR  amounts indicated above or that such losses will not occur more than 1 in

100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may represent are immaterial.  At June 30,  2000  the

Partnership's cash balance at MS & Co. was approximately  94%  of its  total  Net  Asset  Value.  A decline in short-term  interest rates  will  result  in  a  decline  in  the  Partnership's  cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as  of June 30, 2000 by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

Commodity.

Soft  Commodities  and  Agriculturals.  On  June  30,  2000,  the

Partnership had exposure in the corn, coffee, wheat  and  in  the

livestock  markets.   Supply  and  demand  inequalities,   severe

weather disruption and market expectations affect price movements in these markets.



Metals.    The  Partnership's primary metals market  exposure  at

June  30,  2000  was  to fluctuations in the price  of  gold  and

silver.   The  Partnership will, from time to  time,  trade  base

metals  such  as aluminum, copper, zinc and nickel,  however  the principal  market exposures of the Partnership have  consistently been  in  precious metals, gold and silver and, to a much  lesser extent,  platinum.  Gold and silver prices have remained volatile and  the  Trading Advisor has, from time to time, taken positions as market opportunities developed.  Demeter anticipates that gold and silver will remain the primary metals market exposure for the

Partnership.



Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural gas markets.  Price movements in these markets result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign Currency Balances

The  Partnership does not have foreign currency  balances  as  of

June 30, 2000.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999:



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine to $495,000,
reversed  all previously imposed suspensions against the traders,

reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.



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

5,000,000  Units registered and 4,045,503.483 Units sold  through

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

The aggregate offering price of the three subsequent closings was

$1,135,005 (based upon the Net Asset Value per Unit of  $7.85  at

August  3, 1998, $7.23 on September 1, 1998 and $7.75 on  October

1, 1998, respectively).



Subsequent  to  these closings, remaining unsold Units  were  de-

registered.



In conjunction with becoming part of the Spectrum Series on March

7, 2000, the Partnership registered an additional 7,000,000 Units pursuant  to  another Registration Statement on form  S-1,  which became effective on March 6, 2000 (SEC File Number 33-90483).  As part  of  the Spectrum Series, Units of the Partnership  are  now

sold  monthly on a continuous basis at a price equal to  100%  of the Net Asset Value per Unit at the close of business on the last day of each month.



Through  June  30,  2000,  4,301,242.548  total  Units   of   the

Partnership have been sold, leaving 6,894,251.084 Units unsold as of June 30, 2000.  The aggregate price of Units sold through June

30, 2000 is $42,038,958 at a price equal to 100% of the Net Asset

Value  per Unit at the close of business on the last day of  each month.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Investment

Program,  Use  of Proceeds and Trading Policies" section  of  the prospectus  included as part of the above referenced Registration

Statement.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures  Currency  Management  Inc.   Effective  July  10,  2000,

Raymond E. Koch replaced Lewis A. Raibley, III as Chief Financial

Officer of Demeter.

Item 6.   Exhibits and Reports on Form 8-K

(A)   Exhibits

3.01 Form of Amended and Restated Limited Partnership Agreement of the Partnership, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated March 6, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 9, 2000.

3.02  Certificate of Limited Partnership, dated July 31, 1997, is
     incorporated   by   reference  to  Exhibit   3.02   of   the
     Partnership's Registration Statement on Form S-1 (File No.  333-
     33975)    filed    with   the   Securities   and    Exchange
     commission on August 20, 1997.

3.03 Form of Amendment in Certificate of Limited Partnership, dated as of March 7, 2000 is incorporated by reference to
Exhibit 3.1 of the Partnership's Form 8-K (File No. 0-24035), filed with the Securities and Exchange Commission on March 23, 2000.

10.01 Management Agreement, dated as of December 31, 1997, among the Partnership, Demeter Management Corporation, and Morgan Stanley Commodities Management Inc. is incorporated by reference to exhibit 10.01 of the Partnership's Form 10-K (File No. 0-24035) for fiscal year ended December 31, 1998.

10.02 Commodity Futures Customer Agreement, dated as of December 31, 1997., between Morgan Stanley & Co. Incorporated
     and   the Partnership is incorporated by reference to Exhibit
     10.02 of the Partnership's Form 10-K (File No. 0-24035) for fiscal year ended December 31, 1998.
10.03      Customer Agreement, dated as of December 31, 1997,
among    the Partnership, Morgan Stanley & Co. International
Limited and Morgan Stanley & Co. Incorporated is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 10-K (File NO. 0-24035) for fiscal year ended December 31, 1998.
10.04      Subscription and Exchange Agreement and Power of
Attorney   to be executed by each purchaser of Units is
incorporated   by reference to Annex A of the Partnership's
Supplement to  the Prospectus, dated March 6, 2000, filed with
the         Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on  March
9, 2000.

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




                         Morgan Stanley Dean Witter Spectrum
                          Commodity Fund L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2000         By:/s/Raymond E. Koch_____________________
                              Raymond E. Koch
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.