Form 10-Q
period 2000-09-30
MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L P
filed 2000-11-14
CIK 1044646

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                     September 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 2000
     (Unaudited) and December 31, 1999........................  2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)................... 3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
          Nine   Months  Ended  September  30,  2000   and   1999
     (Unaudited)..5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)...............7-
     11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......12-19

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................20-29

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................30

Item 2. Changes in Securities and Use of Proceeds...........30-32

Item 5. Other Information......................................32

Item 6. Exhibits and Reports on Form 8-K....................33-34





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
               STATEMENTS OF FINANCIAL CONDITION

September 30,                         December 31,

2000                                 1999
                                         $                $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               21,889,321     23,430,137

  Net  unrealized  gain  (loss) on open contracts  (MSIL)(78,730)
643,258
  Net  unrealized loss on open contracts (MS &  Co.)    (216,412)
(100,830)

  Total  net unrealized gain (loss) on open contracts   (295,142)
542,428

      Total Trading Equity          21,594,179   23,972,565

                     Subscriptions                     receivable
191,733                                   -   Interest receivable
(MS & Co.)          88,898                             76,192

      Total Assets            21,874,810           24,048,757


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  412,633       269,545
 Accrued brokerage fees (MS & Co. and MSIL)82,977    70,827
 Accrued management fees (MSCM)         45,096       48,511
          Service          fees         payable         (Demeter)
-                                                    19,404

      Total Liabilities                540,706      408,287

Partners' Capital

 Limited Partners (2,725,496.725 and
    3,062,471.522 Units, respectively)20,999,744 23,310,162
 General Partner (43,395.648 Units)      334,360     330,308

 Total Partners' Capital           21,334,104    23,640,470

  Total  Liabilities and Partners' Capital      21,874,810    24,
048,757


NET ASSET VALUE PER UNIT                  7.70             7.61

          The accompanying notes are an integral part of these financial statements.

      MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)




                              For the Quarters Ended September 30,


                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
          Realized                               142,2462,955,995
Net change in unrealized               51,554   (214,540)

      Total Trading Results         193,800  2,741,455
    Interest Income (MS & Co.)        263,530     221,516

      Total Revenues                  457,330  2,962,971

EXPENSES

      Brokerage   fees  (MS  &  Co.  and  MSIL)245,853    209,073
Management    fees    (MSCM)                  133,616     143,201
Service                       fees                      (Demeter)
-         57,280

      Total Expenses                  379,469     409,554

NET INCOME                             77,861 2,553,417


NET INCOME ALLOCATION

        Limited     Partners                      76,5182,519,551
General Partner                         1,343   33,866

NET INCOME PER UNIT

       Limited    Partners                       0.03        0.78
General Partner                          0.03     0.78




          The accompanying notes are an integral part of these financial statements.

      MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                            For the Nine Months Ended September 30,


2000                                   1999
                                        $              $
REVENUES
 Trading profit (loss):
        Realized                          1,487,013     2,926,692
Net change in unrealized           (837,570)      984,221
      Total Trading Results          649,443  3,910,913
    Interest Income (MS & Co.)       780,748     635,611
      Total Revenues               1,430,191   4,546,524

EXPENSES

    Brokerage fees (MS & Co. and MSIL) 711,010           635,674
      Management   fees   (MSCM)             416,676      435,393
Service fees (Demeter)                58,604     174,157
      Total Expenses               1,186,290   1,245,224

NET INCOME                           243,901   3,301,300


NET INCOME ALLOCATION

       Limited    Partners                   239,849    3,257,557
General Partner                        4,052     43,743

NET INCOME PER UNIT

    Limited Partners                    0.09       1.01
    General Partner                     0.09       1.01


          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                    For the Nine Months Ended
                   September 30, 2000 and 1999
                          (Unaudited)




Units of

Partnership               Limited   General

Interest                  Partners  Partner    Total

Partners' Capital,
  December 31, 1998 3,788,464.700  $24,622,999  $285,317    $24,9
08,316

Net                                                        Income
-                                3,257,557  43,743     3,301,300

Redemptions              (562,772.336)                (3,749,893)
-                    (3,749,893)

Partners' Capital,
  September 30, 1999 3,225,692.364  $24,130,663  $329,060    $24,
459,723





Partners' Capital,
 December 31, 1999  3,105,867.170$23,310,162  $330,308$23,640,470

Offering      of      Units201,296.295                  1,530,081
-                                  1,530,081

Net                                                        Income
-                                    239,849     4,052   243,901
Redemptions              (538,271.092)                (4,080,348)
-                    (4,080,348)

Partners' Capital,
  September 30, 2000  2,768,892.373  $20,999,744  $334,360    $21
,334,104












           The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
                     STATEMENT OF CASH FLOWS
                           (Unaudited)



                            For the Nine Months Ended September 30,




2000                                   1999
                                          $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                           243,901 3,301,300
 Noncash item included in net income:
    Net change in unrealized          837,570   (984,221)
 (Increase) decrease in operating assets:
   Interest receivable (MS & Co.)   (12,706)    2,259
 Increase (decrease) in operating liabilities:
     Accrued  brokerage  fees (MS  &  Co.  and  MSIL)      12,150
(9,540)
      Accrued   management  fees  (MSCM)      (3,415)     (6,534)
Service fees payable (Demeter)       (19,404)      (2,614)
 Net cash provided by operating activities   1,058,096  2,300,650

CASH FLOWS FROM FINANCING ACTIVITIES

                 Offering                of                 Units
1,530,081                        -
        Increase        in        subscriptions        receivable
(191,733)                        -
 Increase (decrease) in redemptions payable143,088(705,436)
 Redemptions of Units             (4,080,348)   (3,749,893)
  Net  cash  used  for  financing  activities    (2,598,912)    (
4,455,329)

 Net decrease in cash             (1,540,816) (2,154,679)

 Balance at beginning of period    23,430,137  26,519,891

 Balance at end of period          21,889,321  24,365,212








          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition of  Morgan  Stanley  Dean  Witter Spectrum  Commodity  L.P.  (the

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

incentive  fees (if applicable) to MSCM and, through March  2000,

paid service fees to Demeter.



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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.
Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $(295,142) and

$542,428 at September 2000 and December 31, 1999, respectively.



The  $295,142 net unrealized loss on open contracts at  September

30,  2000  and the $542,428 net unrealized gain on open contracts at  December  31,  1999  were related to exchange-traded  futures contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  2000 and December 31, 1999 mature  through  March

2001 and April 2000, respectively.

       MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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

$21,594,179  and $23,972,565 at September 30, 2000  and  December

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



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and  the ability of the Trading Advisor's trading program to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the  Partnership's operations for the quarter and nine months ended  September 30, 2000 and 1999, respectively, and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total  trading revenues including  interest  income  of

$457,330 and posted an increase in Net Asset Value per Unit.  The most significant gains of approximately 1.6% were recorded in the energy  markets  primarily during August from long  positions  in natural  gas  futures  as  prices moved higher  amid  supply  and

storage  concerns.   Additional gains  were  recorded  from  long

positions in crude oil futures and its related products as prices increased as ongoing supply concerns outweighed signals from OPEC kingpin  Saudi  Arabia that it would seek a  suitable  production increase  to  ease the crunch.  In the metals markets,  gains  of approximately  0.2% were recorded throughout a  majority  of  the quarter from long positions in copper futures as prices increased on  technically based buying and declines in copper supplies.  In the  livestock markets, gains of approximately 0.1% were recorded primarily during September from long positions in cattle  futures as  livestock  prices increased.  In soft commodities,  gains  of approximately 0.1% were produced primarily during July and

August  from long cotton futures positions as prices moved higher amid  fears  that the dryness and heat in Texas would  slash  the size  of  the  U.S. crop.  These gains were partially  offset  by losses of approximately 1.1% recorded in the agricultural markets primarily  during  July from long positions  in  corn  and  wheat futures  as  prices  declined  on  favorable  U.S.  crop  weather forecasts.  Total expenses for the three months  ended  September

30,  2000 were $379,469, resulting in net income of $77,861.  The value of a Unit increased from $7.67 at June 30, 2000 to $7.70 at

September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership recorded  total  trading revenues including  interest  income  of

$1,430,191  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains of approximately 12.7% were recorded in the energy markets primarily during May from long positions in natural  gas futures as prices continued their upward  trend,  as data  released by the American Gas Association further  confirmed

fears   that   inventory  levels  remain  low.   During   August,

additional gains were recorded from long positions in natural gas futures  as prices moved higher amid supply and storage concerns.

Additional  gains were recorded during January and February  from long  futures positions in crude oil and its refined products  as oil  prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. These gains were partially offset by losses  of  approximately 3.4% recorded in the  soft  commodities markets  primarily during January and February from  long  coffee futures  positions  as  coffee prices declined  in  the  wake  of forecasts  for a bumper crop in Brazil.  Additional  losses  were recorded  throughout a majority of the second quarter  from  long

coffee   futures  positions  as  prices  decreased  on  technical

factors.   In  the  metals markets, losses of approximately  3.2%

were  incurred  primarily during March  from  long  gold  futures positions  as  gold prices fell on fears that the French  central bank could decide to sell some of its reserves.  During mid July,

additional losses were incurred from long gold futures  positions as  gold  prices  fell  after the Bank of England  announced  the results of its gold auction, which had concluded at a lower price than  most dealers expected.  In the agricultural markets, losses of  approximately 2.9% were recorded primarily during April, June and  July  from long positions in corn futures as prices  dropped due  to  heavy  rain and cooler temperatures in  the  major  corn

producing  regions.   Total expenses for the  nine  months  ended

September  30, 2000 were $1,186,290, resulting in net  income  of

$243,901.   The value of a Unit increased from $7.61 at  December

31, 1999 to $7.70 at September 30, 2000.



For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$2,962,971 and
posted   an   increase  in  Net  Asset  Value  per   Unit.    The

Partnership's  long-only  trading  approach  recorded  its   most

significant  gains  of approximately 6.8% in the  metals  markets primarily  from  long positions in zinc futures  as  zinc  prices pushed  higher  during August on speculation that consumers  were under-hedged  and  looking to lock in prices at  current  levels.

Additional  gains  were recorded throughout  a  majority  of  the quarter  from  long  copper futures positions  as  copper  prices increased amid improved demand from Asia and a decline in  London

Metal Exchange warehouse stocks.  In the energy markets, gains of approximately  4.8%  were recorded primarily  from  long  futures positions in crude oil and its refined products, unleaded gas and heating  oil,  as  oil prices climbed higher  during  August  and

September due to a perceived tightness in the gasoline market and an  announcement  by  OPEC  ministers  stating  that  they  would continue  to adhere to agreed upon output cuts through the  first

quarter   of   2000.    In  the  livestock  markets,   gains   of

approximately 1.5% were recorded primarily from long positions in feeder  cattle futures as prices increased early  in  July  on  a decline in corn prices.  During September, additional gains  were recorded from long positions in feeder and live cattle futures as cattle prices moved higher due to an increase in cash prices  and

beef  demand.   These gains were partially offset  by  losses  of

approximately 0.7% recorded in the agricultural markets primarily from  long positions in corn futures as prices dropped  in  early

July  on reports of favorable crop weather in the U.S. corn  belt and during September amid signs that the crop suffered less damage than expected from a dry spell just before the harvest

began   in   most  states.   In  soft  commodities,   losses   of

approximately  0.7%  were experienced during July  and  September primarily from long coffee futures positions as prices slid lower due  to increased supplies, diminishing fears of impending  frost damage  to  Brazilian  plantations and on predictions  of  record harvests  in  Brazil  next year.  Total expenses  for  the  three months  ended September 30, 1999 were $409,554, resulting in  net income of $2,553,417. The value of a Unit increased from $6.80 at

June 30, 1999 to $7.58 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$4,546,524  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains of approximately 14.2% were recorded in  the  energy markets primarily from long futures positions  in crude oil and its refined products, unleaded gas and heating oil,

as  prices  climbed  higher during March following  an  agreement reached  by both OPEC and non-OPEC countries to cut total  output

beginning  April  1st.   Oil  prices  continued  to  move  higher

throughout   the   third  quarter  due  to  declining   supplies,

increasing  demand and adherence to the agreed-upon output  cuts.

In  the metals markets, gains of approximately 8.4% were recorded during  April,  June,  August and September primarily  from  long positions  in nickel, copper and aluminum futures as  base  metal prices increased due to strong producer demand, tightening supply levels and reports that several major copper producers would be

reducing   production.   In  the  livestock  markets,  gains   of

approximately 1.5% were recorded primarily from long positions in feeder  cattle futures as prices increased early  in  July  on  a decline in corn prices.  During September, additional gains  were recorded from long positions in feeder and live cattle futures as cattle prices moved higher due to an increase in cash prices  and

beef  demand.   These gains were partially offset  by  losses  of

approximately  3.8%  recorded  in the  soft  commodities  markets primarily  from  long positions in cocoa and  coffee  futures  as prices  in  these markets declined during the first half  of  the year  amid fears that economic turmoil in Brazil would lead  them to  flood the market with increased exports and on forecasts  for

favorable  growing  weather in that  region.   During  the  third

quarter,  losses  were  experienced  from  long  coffee   futures

positions  as  prices  slid  lower  due  to  increased  supplies,

diminishing   fears  of  impending  frost  damage  to   Brazilian

plantations and on predictions of record harvests in Brazil  next year.  In the agricultural markets, losses of approximately  3.6%

were  recorded primarily from long positions in corn,  wheat  and soybean futures as grain prices moved lower on concerns regarding

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.  As of September 30, 2000 and 1999, the Partnership's total capitalization  was approximately $21 million  and  $24  million,

respectively.


     Primary Market     September 30, 2000    September 30, 1999
     Risk Category          Value at Risk         Value at Risk

     Commodity                   (1.71)%              (2.04)%


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.



Primary Market Risk Category        High       Low     Average

Commodity                          (2.10)%    (1.41)%  (1.73)%



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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  the Partnership's market risk exposure at September 30, 2000 and  for  the  end of the four quarterly reporting  periods  from

October  1, 1999 through September 30, 2000.  Since VaR is  based on historical data, VaR should not be viewed as predictive of the

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

risk  they may represent are immaterial.  At September  30,  2000

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.



Commodity

Soft  Commodities and Agricultural. On September  30,  2000,  the

Partnership had exposure in the corn, coffee, wheat  and  in  the

livestock  markets.   Supply  and  demand  inequalities,   severe

weather disruption and market expectations affect price movements in these markets.

Metals.    The  Partnership's primary metals market  exposure  at

September 30, 2000 was to fluctuations in the price of  gold  and

silver.   The  Partnership will, from time to  time,  trade  base

metals  such  as  copper,  aluminum, zinc  and  nickel,  but  the principal  market exposures of the Partnership have  consistently been  in  precious metals, gold and silver and, to a much  lesser extent,  platinum.  Gold and silver prices have remained volatile and  the  Trading Advisor has, from time to time, taken positions as market opportunities developed.



Energy.  On September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:

Foreign  Currency Balances.  The Partnership did not have foreign currency balances as of September 30, 2000.



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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q for the quarter ended March 31, 2000  and

Form 10-K for the year ended December 31, 1999.



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



Through  September  30, 2000, 4,396,789.927 total  Units  of  the

Partnership  have been sold, leaving 6,798,703.705 Units  unsold.

The  aggregate price of Units sold through September 30, 2000  is

$42,765,303 at a price equal to 100% of the Net Asset  Value  per

Unit at the close of business on the last day of each month.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Program,  Use  of Proceeds and Trading Policies" section  of  the prospectus  included as part of the above referenced Registration

Statement.



Item 5.  OTHER INFORMATION

Commencing December 1, 2000 the annual incentive fee rate paid by the  Partnership to its Trading Advisor will change to  17.5%  of its trading profits.

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




                         Morgan Stanley Dean Witter Spectrum
                          Commodity Fund L.P. (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2000       By:/s/Raymond E. Koch_____________________
                              Raymond E. Koch
                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.