Form 10-Q
period 2001-03-31
MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L P
filed 2001-05-14
CIK 1044646

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2001 and 2000
		(Unaudited)................................................4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-15

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................15-25

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 26

Item 2.	Changes in Securities and Use of Proceeds.......... 26-28

Item 6.	Exhibits and Reports on Form 8-K....................29-30










PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                    March 31,	     December 31,
                                                                                           2001   	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	18,213,605	20,529,979

	Net unrealized loss on open contracts (MSIL)	(293,481)	    (185,379)
	Net unrealized gain (loss) on open contracts (MS & Co.)	    (703,237)     	     160,096

	Total net unrealized loss on open contracts	     (996,718)	      (25,283)

	     Total Trading Equity	17,216,887	20,504,696

	Subscriptions receivable	123,246	215,897
	Interest receivable (Morgan Stanley DW and MS & Co.)	        64,951                    	        89,128

	     Total Assets	  17,405,084        	     20,809,721


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	368,623 	489,923
	Accrued brokerage fees (Morgan Stanley DW,
          MS & Co. and MSIL)	70,772	77,628
	Accrued management fees (MSCM)	      38,463	      42,189

	     Total Liabilities	    477,858	     609,740

Partners' Capital

	Limited Partners (2,406,718.225 and
	   2,530,392.671 Units, respectively)	16,627,416	19,859,397
	General Partner (43,395.648 Units)	    299,810	     340,584

	Total Partners' Capital	   16,927,226 	 20,199,981

	Total Liabilities and Partners' Capital	  17,405,084 	   20,809,721

NET ASSET VALUE PER UNIT	            6.91	             7.85

	The accompanying notes are an integral part of these financial statements.

 	MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended March 31,


	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	(1,270,742)	1,395,164
		Net change in unrealized	    (971,435)	 (1,098,518)

			Total Trading Results 	(2,242,177)  	296,646

	Interest Income (Morgan Stanley DW and MS & Co.)	      215,453	     256,714

			Total  	   (2,026,724)	     553,360


EXPENSES

		Brokerage fees (Morgan Stanley DW,
                 MS & Co. and MSIL)	220,992	213,906
     	Management fees (MSCM)	120,104	146,511
 		Service fees (Demeter)                                                                -   		      58,604

			Total 	     341,096	    419,021

NET INCOME (LOSS)	  (2,367,820)	    134,339


NET INCOME (LOSS) ALLOCATION

		Limited Partners	(2,327,046)	132,513
		General Partner	(40,774)	1,826


NET INCOME (LOSS) PER UNIT

		Limited Partners	(0.94)	.04
		General Partner	(0.94)	.04




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)



 			                                                           Units of
                                                                        Partnership	Limited	General
                                                                          Interest   	Partners	Partner	Total

Partners' Capital,
	December 31, 1999	 3,105,867.170  	$23,310,162  	$330,308    	$23,640,470

Offering of Units	   11,189.544	                 85,600                    -        	    85,600

Net Income                                                                -	         	132,513  	 1,826     	  134,339

Redemptions	   (165,322.410)	           (1,268,948)                  -        	  (1,268,948)

Partners' Capital,
	March 31, 2000	 2,951,734.304  	$22,259,327  	$332,134    	$22,591,461





Partners' Capital,
	December 31, 2000	2,573,788.319	$19,859,397	$340,584	$20,199,981

Offering of Units	57,432.662                	419,478                    -		419,478

Net Loss                                                                      -		(2,327,046)	(40,774)	(2,367,820)

Redemptions	   (181,107.108)	           (1,324,413)                  -        	  (1,324,413)

Partners' Capital,
	March 31, 2001	 2,450,113.873  	$16,627,416  	$299,810    	$16,927,226













The accompanying notes are an integral part of these financial statements.

 	MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,



                                                                                                               2001   	   2000
   	   $	   $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(2,367,820)	134,339
Noncash item included in net income (loss):
		Net change in unrealized	971,435	1,098,518

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW and MS & Co.)	24,177	(9,584)

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW,
                MS & Co. and MSIL)	(6,856)	(1,842)
		Accrued management fees (MSCM)	(3,726)	(1,261)
		Service fees payable (Demeter)                                                   -		     (504)

Net cash provided by (used for) operating activities	  (1,382,790)	  1,219,666


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	  419,478 	 85,600
	(Increase) decrease in subscriptions receivable	                              92,651                    	(85,600)
	Increase (decrease) in redemptions payable	            (121,300)	99,305
	Redemptions of Units	   (1,324,413)	   (1,268,948)

Net cash used for financing activities	      (933,584)	   (1,169,643)

Net increase (decrease) in cash	(2,316,374)	50,023

Balance at beginning of period	  20,529,979	  23,430,137

Balance at end of period	  18,213,605	  23,480,160







	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Spectrum Commodity L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Spectrum Commodity L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures and forward contracts in metals, energy and agricultural markets. The Partnership is one of the Morgan Stanley Dean Witter Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P. and Morgan Stanley Dean Witter Spectrum Technical L.P. The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading advisor is Morgan Stanley Dean Witter Commodities Management, Inc. ("MSCM" or the "Trading Advisor"). MSCM, Morgan Stanley DW, MS & Co., MSIL and Demeter are all wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to the commodity brokers, management fees and incentive fees (if applicable) to MSCM and, through March 2000, paid service fees to Demeter.

3.  Financial Instruments
The Partnership trades futures and forward contracts in metals, energy and agricultural markets. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in
accordance with the provisions of Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133").  SFAS No.
133 defines a derivative as a financial instrument or other
contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized loss on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $996,718 and $25,283 at March 31, 2001 and December 31, 2000, respectively.

Net unrealized losses on open contracts of $996,718 and $25,283 at March 31, 2001 and December 31, 2000, respectively, were related to exchange-traded futures contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through September
2001 and April 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized loss on all open futures contracts, which funds, in the aggregate, totaled $17,216,887 and $20,504,696 at March 31, 2001 and December 31,
2000, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

The Partnership has never had illiquidity affect a material portion of its assets.

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading losses net of interest income of $2,026,724 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.0% were experienced primarily during January and March in the agricultural markets from long corn, wheat and soybean meal futures positions as prices moved lower due to favorable South American weather and on U.S. economic woes. In the metals markets, losses of approximately 3.7% were recorded primarily during February and March from long positions in copper and aluminum futures as prices moved lower pressured by the decline in the U.S. equity market and concerns over demand. In the energy markets, losses of approximately 3.1% were recorded throughout a majority of the quarter from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and forecasts for warmer weather. In soft commodities, losses of approximately 0.9% were incurred throughout a majority of the quarter from long cotton futures positions as prices moved lower on weak export sales and low demand. Offsetting gains were recorded in the soft commodities markets from long positions in cocoa futures as prices increased on concerns over falling production and tight supplies in Africa's Ivory Coast region. Total expenses for the three months ended March 31, 2001 were $341,096, resulting in a net loss of $2,367,820. The net asset value of a Unit decreased from $7.85 at December 31, 2000 to $6.91 at March 31, 2001.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

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

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in its daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category as of March 31, 2001 and 2000. At March 31, 2001 and 2000, the Partnership's total capitalization was approximately $17 million and $23 million, respectively.

Primary Market        March 31, 2001       March 31, 2000
     Risk Category	        Value at Risk	     Value at Risk

     Commodity                   (1.57)% 			         (2.10)%

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.

Primary Market Risk Category    High        Low       Average
Commodity          	           (1.71)%     (1.57)%		(1.66)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;

?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately

96% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following was the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated however, that these market exposure will vary materially over time.

Commodity.
Soft Commodities and Agricultural.  At March 31, 2001, the
Partnership had exposure in the cocoa, coffee, corn and wheat markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.	The Partnership's primary metals market exposure
at March 31, 2001, was to fluctuations in the price of gold and silver. The Partnership will, from time to time, trade base metals such as copper, aluminum, nickel, lead and zinc, but the principal market exposures of the Partnership have consistently been in precious metals, gold and silver and, to a much lesser extent, platinum. Gold and silver prices have remained volatile and the Trading Advisor has, from time to time, taken positions as market opportunities developed.

Energy.	At March 31, 2001, the Partnership's energy
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

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2001 there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

Item 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

The Partnership registered 5,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 10, 1997 (the "Registration Statement") (SEC File Number 333-33975). The Partnership, Demeter and Morgan Stanley DW extended the offering period for unsold Units until no later than October 16, 1998 pursuant to Post Effective Amendment No. 1 to the Registration Statement, which became effective on July 10, 1998.

The managing underwriter for the Partnership is Morgan Stanley DW.

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

Through March 31, 2001, 4,530,533.356 Units were sold, leaving 6,664,960.276 Units unsold. The aggregate price of Units sold through March 31, 2001 was $43,770,665 at a price equal to 100% of the net asset value per Unit at the close of business on the last day of each month.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus.

Item 6.	Exhibits and Reports on Form 8-K

(A)   Exhibits
 3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership is incorporated by reference to Exhibit
A of the Partnership's Prospectus, dated March 23, 2001,
filed with the Securities and Exchange Commission pursuant
to Rule 424(b)(3) under the Securities Act of 1933.
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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 23, 2001, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933.

10.06 	Form of Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Dean Witter Spectrum Select
L.P., Morgan Stanley Dean Witter Spectrum Technical L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Currency L.P., Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank, the escrow agent is incorporated by reference to the Partnership's Registration Statement on Form S-1 (File No. 333-90483) filed with the Securities and Exchange
Commission on November 5, 1999.

10.07 	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to Exhibit C of the Partnership's Prospectus dated March 23,
2001, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933.

10.08 	Amended and Restated Customer Agreement between the
Partnership and Dean Witter Reynolds Inc., dated as of
March 31, 2000, between the Partnership and Dean Witter
Reynolds Inc. is incorporated by reference to Exhibit
10.08 of the Partnership's Registration Statement on Form
S-1 (File No. 333-90483) filed with the SEC on March 14,
2001.

10.09	Amended and Restated Management Agreement, dated April 1,
2000, among the Partnership, Demeter Management
Corporation, and Morgan Stanley Commodities Management,
Inc. is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-24035) filed with the
SEC on April 25, 2001.

10.10 	Amendment to the Amended and Restated Management
Agreement, dated November 30, 2000, among the Partnership,
Demeter Management Corporation, and Morgan Stanley
Commodities Management, Inc. is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No.
0-24035) filed with the SEC on April 25, 2001.

(B) 	Reports on Form 8-K.

 	Filed with the Securities and Exchange Commission on January 3, 2001. In connection with the Partnership becoming part of the Morgan Stanley Dean Witter Spectrum Series of continuously offered funds, the Partnership changed its name to Morgan Stanley Dean Witter Spectrum Commodity L.P. and effective April 1, 2000, the Partnership entered into an amended and restated management agreement with Morgan Stanley Dean Witter Commodities Management,
Inc.

	Additionally, effective December 1, 2000, the Partnership amended its amended and restated management agreement with the Trading Advisor under which the annual incentive fee paid by the Partnership to the Trading Advisor was changed from 20% to 17.5% of Partnership trading profits, as determined from the end of the last period n which an incentive fee was earned.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Morgan Stanley Dean Witter Spectrum
 Commodity Fund L.P. (Registrant)

                          By:  Demeter Management Corporation
                               (General Partner)

May 14, 2001              By:/s/Raymond E. Koch_____________________
                                Raymond E. Koch
                                Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.