Form 10-Q
period 2001-06-30
MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L P
filed 2001-08-14
CIK 1044646

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2001 and 2000 (Unaudited) ........................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited) ........................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 and 2000
		(Unaudited)................................................5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-28

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 29

Item 2.	Changes in Securities and Use of Proceeds.......... 29-31

Item 6.	Exhibits and Reports on Form 8-K....................32-33




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                          June 30,	     December 31,
                                                         2001   	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:

	Cash	15,971,244	20,529,979

	Net unrealized loss on open contracts (MSIL)                                 (238,342)	    (185,379)
	Net unrealized gain (loss) on open contracts (MS & Co.)               (324,238)     	     160,096

	Total net unrealized loss on open contracts	    (562,580)	      (25,283)

	     Total Trading Equity	15,408,664	20,504,696

Subscriptions receivable	152,914	215,897
Interest receivable (Morgan Stanley DW)	         41,675                    	        89,128

	     Total Assets	  15,603,253        	     20,809,721


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	256,719 	489,923
	Accrued brokerage fees (Morgan Stanley DW)	61,566	77,628
	Accrued management fees (MSCM)	        33,460	      42,189

	     Total Liabilities	      351,745	     609,740

Partners' Capital

	Limited Partners (2,333,298.319 and
  	     2,530,392.671 Units, respectively)	14,973,033	19,859,397
	General Partner (43,395.648 Units)	       278,475	     340,584

	     Total Partners' Capital	    15,251,508	 20,199,981

Total Liabilities and Partners' Capital	    15,603,253  	   20,809,721


NET ASSET VALUE PER UNIT	               6.42	             7.85

	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended June 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	(1,459,100)	(50,397)
		Net change in unrealized                                                       434,138 		    209,394

			Total Trading Results	(1,024,962) 	158,997

	Interest income (Morgan Stanley DW and
                                        MS & Co.)	                                                   141,815	     260,504

			Total  	    (883,147)	   419,501

EXPENSES

	Brokerage fees (Morgan Stanley DW,
	                           MS & Co. and MSIL)   	                                190,920	251,251
    	Management fees (MSCM)    	                                                103,761	     136,549

			Total                                                                                     294,681		    387,800


NET INCOME (LOSS)	   (1,177,828)	     31,701


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,156,493)	30,818
	General Partner	(21,335)	883


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.49)	0.02
	General Partner	(0.49)	0.02





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $
REVENUES
	Trading profit (loss):
		Realized 	(2,729,842)		1,344,767
		Net change in unrealized	    (537,297)		    (889,124)

			Total Trading Results	(3,267,139)	 	455,643

	Interest income (Morgan Stanley DW
	                           and MS & Co.) 	                                         357,268		     517,218

			Total  	   (2,909,871)		     972,861


EXPENSES

	Brokerage fees (Morgan Stanley DW,
                                MS & Co. and MSIL) 	                            411,912		465,157
	Management fees (MSCM)  	                                               223,865		283,060
	Service fees (Demeter)                              	______-____ 		      58,604

			Total                                                                                  635,777			    806,821


NET INCOME (LOSS)	    (3,545,648)	   	     166,040


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(3,483,539)		163,331
	General Partner	(62,109)		2,709


NET INCOME (LOSS) PER UNIT

	Limited Partners	(1.43)		0.06
	General Partner	(1.43)		0.06




	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




                                              Units of
                                                 Partnership	Limited	General
                                                 Interest   	Partners	Partner	Total
                                                                             $                         $                         $


Partners' Capital,
	December 31, 1999	3,105,867.170  	23,310,162  	330,308    	23,640,470

Offering of Units	105,748.916                	803,735                      -		803,735

Net Income                                                                   -	          	163,331  	2,709     	166,040

Redemptions	   (374,899.816)          	  (2,841,387)                     -       	  (2,841,387)

Partners' Capital,
	June 30, 2000	 2,836,716.270  	 21,435,841  	 333,017    	 21,768,858





Partners' Capital,
	December 31, 2000	2,573,788.319  	19,859,397  	340,584    	20,199,981

Offering of Units	117,394.644                	819,340                      -		819,340

Net Loss                                                                   -	 	(3,483,539)  	(62,109)	(3,545,648)

Redemptions	   (314,488.996)          	 (2,222,165)                     -       	  (2,222,165)

Partners' Capital,
	June 30, 2001	 2,376,693.967  	  14,973,033  	   278,475    	 15,251,508









The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES

	Net income (loss) 	(3,545,648)	166,040
 	Noncash item included in net income (loss):
	  	  Net change in unrealized                                                     537,297		889,124

	(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW
                                             and MS & Co.)                          47,453	(9,407)

	Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW,
                                                      MS & Co. and MSIL)     (16,062)                13,155
 		Accrued management fees (MSCM)	(8,729)   	                  (2,869)
  		Service fees payable (Demeter)	______-___            	       (19,404)

	Net cash provided by (used for) operating activities	   (2,985,689)	   1,036,639


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units                                                                           	   819,340                    803,735
	(Increase) decrease in subscriptions receivable                              62,983		          (280,364)
	Decrease in redemptions payable                               	(233,204)                     	(38,638)
   	Redemptions of Units                                          	    (2,222,165)             	   (2,841,387)

	Net cash used for financing activities	  (1,573,046)	   (2,356,654)

	Net decrease in cash	(4,558,735)	(1,320,015)

	Balance at beginning of period                                                 20,529,979	                 23,430,137

	Balance at end of period                                                           15,971,244	                 22,110,122




	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Spectrum Commodity L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Spectrum Commodity L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts in the metals, energy and agricultural markets. The Partnership is one of the Morgan Stanley Dean Witter Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Select L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P. and Morgan Stanley Dean Witter Spectrum Technical L.P.

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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW, management fees and incentive fees (if applicable) to MSCM and, through March 2000, paid service fees to Demeter.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts in the metals, energy and

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

agricultural markets. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized losses on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturities were as follows:

                    Net Unrealized Losses on Open
                             Contracts                    Longest Maturity

   	            Exchange-  Off-Exchange-            Exchange-  Off-Exchange-
                   Traded      Traded       Total      Traded       Traded
Date              Contracts   Contracts   Contracts   Contracts    Contracts
                       $          $		    $

June 30, 2001      (562,580)       -      (562,580)   Dec. 2001        -
December 31, 2000   (25,283)       -       (25,283)   April 2001       -

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

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized loss on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $15,408,664 and $20,504,696 at June 30, 2001 and December 31, 2000, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

The Partnership has never had illiquidity affect a material portion of its assets.

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $883,147 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.9% were experienced throughout the majority of the quarter in the energy markets from long natural gas futures positions as prices declined amid reports of increased inventories. In soft commodities, losses of approximately 2.0% were incurred primarily during early April and May from long cocoa futures positions as prices in this market also moved lower on increasing supplies. In the metals markets, losses of approximately 1.0% were recorded primarily during May and June from long positions in copper and aluminum futures as the slowdown in the U.S. economy and weak demand continued to drive prices lower. In the agricultural markets, losses of approximately 0.4% were recorded throughout the majority of the quarter from long positions in corn and wheat futures as prices decreased on forecasts for wet, cool weather conditions in the U.S. Midwest and on reports of declining demand. These losses were partially offset by gains recorded primarily during May and June in the livestock markets from long cattle futures positions as prices increased on technical factors. Total expenses for the three months ended June 30, 2001 were $294,681, resulting in a net loss of $1,177,828. The net asset value of a Unit decreased from $6.91 at March 31, 2001 to $6.42 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $2,909,871 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.9% were recorded throughout the six month period in energy markets from long positions in natural gas futures as prices reversed the sharp upward trend experienced in late 2000 amid reports of increased inventories and forecasts for favorable weather. In the metals markets, losses of approximately 4.6% were recorded primarily during February, March, May and June from long positions in copper and aluminum futures as the slowdown in the U.S. economy and weak demand drove prices lower. In the agricultural markets, losses of approximately 4.4% were experienced primarily during January, March and a majority of the second quarter from long positions in corn and wheat futures as prices moved lower due to favorable weather forecasts and on reports of declining demand. In soft commodities, losses of approximately 3.0% were incurred throughout a majority of the period from long cotton futures positions as prices moved lower on weak export sales and low demand. Total expenses for the six months ended June 30, 2001 were $635,777, resulting in a net loss of $3,545,648. The net asset value of a Unit decreased from $7.85 at December 31, 2000 to $6.42 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading revenues, including interest income, of $419,501 and posted an increase in net asset value per Unit. The most significant gains of approximately 6.4% were recorded primarily during May in the energy markets from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Adding to supply concerns were fears that the U.S. demand will outstrip production this summer, when inventories are typically refilled for the winter. Additional gains were recorded during May and June from long futures positions in crude oil and its related products as the previous upward movement in oil prices re-emerged amid rising concerns regarding supplies and production levels. These gains were partially offset by losses of approximately 4.2% recorded primarily during April and June in the agricultural markets from long positions in corn futures as prices dropped due to heavy rain and cooler temperatures in the major corn producing regions.

In soft commodities, losses of approximately 0.9% were experienced throughout a majority of the quarter from long coffee futures positions as prices decreased on technical factors. Additional losses were experienced during June from long cotton futures positions as prices moved lower, pressured downward by heavy deliveries in July, benign weather forecasts for the U.S. cotton belt and expectations that crop size was edging higher.
In the metals markets, losses of approximately 0.4% were incurred primarily during May and June from long nickel futures positions
as prices moved lower.   Total expenses for the three months
ended June 30, 2000 were $387,800, resulting in net income of $31,701. The net asset value of a Unit increased from $7.65 at March 31, 2000 to $7.67 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading revenues, including interest income, of $972,861 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.9% were recorded in the energy markets primarily during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. Additional gains were recorded during January and February from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. These gains were partially offset by losses of approximately 3.4% incurred in the metals markets primarily from long aluminum and copper futures positions as prices reversed lower earlier in February due primarily to technically based selling. Losses were also recorded during March from long gold futures positions as gold prices fell on fears that the French central bank could decide to sell some of its reserves. In soft commodities, losses of approximately 3.3% were recorded primarily during January and February from long coffee futures positions as coffee prices declined in the wake of forecasts for a bumper crop in Brazil. Additional losses were recorded throughout a majority of the second quarter from long coffee futures positions as prices decreased on technical factors. In the agricultural markets, losses of approximately 1.8% were recorded primarily during April and June from long positions in corn futures as prices dropped due to heavy rain and cooler temperatures in the major corn producing regions. Total expenses for the six months ended June 30, 2000 were $806,821, resulting in net income of $166,040. The net asset value of a Unit increased from $7.61 at December 31, 1999 to $7.67 at June 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

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


The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets for its primary market risk category as of June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $15 million and $22 million, respectively.

Primary Market         June 30, 2001         June 30, 2000
     Risk Category	        Value at Risk	     Value at Risk

     Commodity                  (1.58)% 			         (1.70)%


The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.

Primary Market Risk Category    High        Low       Average
Commodity          	            (1.71)%     (1.57)%		(1.63)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at June 30, 2001.

At June 30, 2001, the Partnership's cash balance at Morgan
Stanley DW was approximately 93% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Commodity
Soft Commodities and Agriculturals.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to the cocoa, wheat, coffee and corn markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's primary metals market exposure at June 30, 2001 was to fluctuations in the price of gold and silver. Although the Partnership will, from time to time, trade base metals such as copper, aluminum, nickel, zinc and lead, the principal market exposures of the Partnership have consistently been to precious metals, such as gold and silver (and, to a much lesser extent, platinum). Market exposure to precious metals was evident, as gold and silver prices were volatile during the quarter. The Trading Advisor, from time to time, takes positions when market opportunities develop.

Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2001 there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

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

Through June 30, 2001, 4,590,495.338 Units were sold, leaving 6,604,998.294 Units unsold. The aggregate price of Units sold through June 30, 2001 was $44,170,528 at a price equal to 100% of the net asset value per Unit at the close of business on the last day of each month.

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

(B)   Reports on Form 8-K.

April 25, 2001 - Filing the Amended and Restated Management
Agreement and the Amendment to the Amended and Restated
Management Agreement referred to in Exhibits 10.09 and
10.10 above, respectively, in connection with the Partnership becoming part of the Morgan Stanley Dean Witter
Spectrum Series and reducing the annual incentive fee payable by the Partnership to the Trading Advisor from 20% to 17.5%.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Morgan Stanley Dean Witter Spectrum
 Commodity Fund L.P. (Registrant)

                         By:  Demeter Management Corporation
                              (General Partner)

August 14, 2001          By:/s/Raymond E. Koch_____________________
                               Raymond E. Koch
                               Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.