Form 10-Q
period 2001-09-30
MORGAN STANLEY SPECTRUM COMMODITY LP
filed 2001-11-14
CIK 1044646

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to________________

Commission File No. 0-24035

	MORGAN STANLEY SPECTRUM COMMODITY L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3968008
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company,
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Morgan Stanley Dean Witter Spectrum Commodity L.P.
Two World Trade Center, 62nd Fl., New York, NY 10048

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2001

<caption
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30,
 		2001 (Unaudited) and December 31, 2000....................2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited)...................3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)...................4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2001 and 2000
		(Unaudited)...............................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited) ..................6

		Notes to Financial Statements (Unaudited)..............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations..... 12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk........................................19-28

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.................................... 29

Item 2.	Changes in Securities and Use of Proceeds......... 29-31

Item 6.	Exhibits and Reports on Form 8-K...................32-33





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
	STATEMENTS OF FINANCIAL CONDITION
                                                                September 30,	  December 31,
                                                                                 2001   	         2000
	$	$
	(Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Cash	14,297,125	                        20,529,979

	Net unrealized loss on open contracts (MSIL)	                                (120,815)	                           (185,379)
	Net unrealized gain (loss) on open contracts (MS & Co.)               (522,620)	                            160,096

	Total net unrealized loss on open contracts	                                    (643,435)	                            (25,283)

	     Total Trading Equity                          13,653,690     	                  20,504,696

	Subscriptions receivable                   198,653	                          215,897
	Interest receivable (Morgan Stanley DW and MS & Co.)                    30,051                 	             89,128

	     Total Assets	                            13,882,394       	                20,809,721


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	216,141 	489,923
	Accrued brokerage fees (Morgan Stanley DW and MS & Co.) 	54,969	77,628
	Accrued management fees (MSCM)	     29,874	      42,189

	     Total Liabilities	   300,984	     609,740

Partners' Capital

	Limited Partners (2,259,938.667 and
	     2,530,392.671 Units, respectively)	13,325,531	19,859,397
	General Partner (43,395.648 Units)	      255,879	     340,584

	     Total Partners' Capital	   13,581,410	 20,199,981

Total Liabilities and Partners' Capital	                                                13,882,394  	   20,809,721
NET ASSET VALUE PER UNIT	              5.90	             7.85

	The accompanying notes are an integral part of these financial statements.

<apge>

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	(964,568)	142,246
		Net change in unrealized	   (80,855)	    51,554

			Total Trading Results	(1,045,423) 	193,800

	Interest income (Morgan Stanley DW and MS & Co.)                   103,764		     263,530

			Total  	   (941,659)	   457,330

EXPENSES

	Brokerage fees (Morgan Stanley DW, MS & Co. and MSIL)        170,352		245,853
   	Management fees (MSCM)                                                              92,584		    133,616

			Total                                                                                     262,936		    379,469


NET INCOME (LOSS)                                                                   (1,204,595)		       77,861


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,181,999)	76,518
	General Partner	(22,596)	1,343


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.52)	0.03
	General Partner	(0.52)	0.03






	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $
REVENUES
	Trading profit (loss):
		Realized 	(3,694,410)		1,487,013
		Net change in unrealized	   (618,152)		                    (837,570)

			Total Trading Results	(4,312,562)	 	649,443

	Interest income (Morgan Stanley DW and MS & Co.)                461,032			     780,748

			Total  	  (3,851,530)		   1,430,191


EXPENSES

	Brokerage fees (Morgan Stanley DW,
        MS & Co. and MSIL)                                                                582,264 			711,010
	Management fees (MSCM)                                                         316,449			416,676
	Service fees (Demeter)                                                                    -			      58,604

			Total                                                                                  898,713			  1,186,290


NET INCOME (LOSS)	  (4,750,243)		      243,901


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(4,665,538)		239,849
	General Partner	(84,705)		4,052


NET INCOME (LOSS) PER UNIT

	Limited Partners	(1.95)		0.09
	General Partner	(1.95)		0.09



	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)




                                                                           Units of
                                                                        Partnership	Limited	General
                                                                          Interest   	Partners	Partner	  Total
                                      $	                          $                         $


Partners' Capital,
	December 31, 1999	3,105,867.170	23,310,162	330,308	          23,640,470

Offering of Units                    201,296.295  	1,530,081                   -	            1,530,081

Net income                                                               -		239,849	4,052	               243,901

Redemptions	 (538,271.092)	            (4,080,348)                  -        	        (4,080,348)

Partners' Capital,
	September 30, 2000	  2,768,892.373  	          20,999,744  	          334,360      	    21,334,104




Partners' Capital,
	December 31, 2000                                2,573,788.319	19,859,397	340,584	          20,199,981

Offering of Units                  213,428.220  1,411,511                   -	            1,411,511

Net loss                                  -            (4,665,538)	(84,705)	          (4,750,243)

Redemptions	 (483,882.224)	            (3,279,839)                  -        	        (3,279,839)

Partners' Capital,
	September 30, 2001	  2,303,334.315  	          13,325,531  	           255,879      	   13,581,410








The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $
CASH FLOWS FROM OPERATING ACTIVITIES
	Net income (loss)  	(4,750,243)	243,901
 	Noncash item included in net income (loss):
	  	  Net change in unrealized                                                     618,152		837,570

	(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW
               and MS & Co.)                             59,077		                     (12,706)

	Increase (decrease) in operating liabilities:
		Accrued brokerage fees (Morgan Stanley
                DW, MS & Co. and MSIL)	(22,659)	12,150
  		Accrued management fees (MSCM)	(12,315)	                       (3,415)
 		Service fees payable (Demeter)                                                 -		                     (19,404)

	Net cash provided by (used for) operating activities	  (4,107,988)	    1,058,096


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units                                                                           1,411,511                   1,530,081
	(Increase) decrease  in subscriptions receivable	                             17,244      	              (191,733)
	Increase (decrease) in redemptions payable                                	(273,782)                     143,088
  	Redemptions of Units                                                                 (3,279,839)      	          (4,080,348)

	Net cash used for financing activities	  (2,124,866)	                (2,598,912)

	Net decrease in cash	(6,232,854)	                (1,540,816)

	Balance at beginning of period                                                 20,529,979		 23,430,137

	Balance at end of period                                                           14,297,125		  21,889,321


	The accompanying notes are an integral part of these financial statements.



MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Spectrum Commodity L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

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

The Partnership's general partner is Demeter Management
Corporation ("Demeter").  The non-clearing commodity broker is

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading advisor is Morgan Stanley Commodities Management, Inc. ("MSCM" or the "Trading Advisor"). Morgan Stanley Dean Witter Commodities Management, Inc. changed its name to Morgan Stanley Commodities Management, Inc. effective September 28, 2001. MSCM, Morgan Stanley DW, MS & Co., MSIL and Demeter are all wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

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

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

MORGAN STANLEY DEAN WITTER SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized losses on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:
                         Net Unrealized Losses
                          on Open Contracts             Longest Maturities


      Exchange-  Off-Exchange-            Exchange-  Off-Exchange-
                    Traded      Traded      Total       Traded      Traded
  Date             Contracts   Contracts   Contracts  Contracts   Contracts
                       $           $		    $

Sept. 30, 2001	(643,435)        - 	(643,435)	March 2002      -
Dec. 31, 2000	 (25,283)	     -		 (25,283)	April 2001      -

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

exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized losses on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $13,653,690 and $20,504,696 at September 30, 2001 and December 31, 2000, respectively.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.
For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading losses, net of interest income, of $941,659 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.9% were experienced primarily during August and September in the energy markets from long natural gas futures positions as prices declined to two year lows on reports of rising supply levels. In the metals markets, losses of approximately 1.8% were recorded throughout a majority of the quarter from long positions in copper and aluminum futures as prices declined due to higher inventories and weak demand. Offsetting gains were recorded during August and September from long gold futures positions as prices continued moving higher, boosted by falling equity prices and uncertainty linked to possible U.S. military action. In the agricultural markets, losses of approximately 1.3% were recorded primarily during August and September from long futures positions in soybeans and its related products as prices decreased on reports of declining demand. In soft commodities, losses of approximately 1.2% were incurred primarily during August and September from long cotton futures positions as prices fell following a U.S.D.A. report for a record crop in 2001. Offsetting gains were recorded during September from long cocoa futures positions as prices increased on expectations that global demand will outpace production. Total expenses for the three months ended September 30, 2001 were $262,936, resulting in a net loss of $1,204,595. The net asset value of a Unit decreased from $6.42 at June 30, 2001 to $5.90 at September 30, 2001.
For the nine months ended September 30, 2001, the Partnership recorded total trading losses, net of interest income, of $3,851,530 and posted a decrease in net asset value per Unit. The most significant losses of approximately 8.6% were recorded throughout the first nine months of the year in the energy markets from long positions in natural gas futures as prices reversed the sharp upward trend experienced in late 2000 amid reports of increased inventories and forecasts for favorable weather. In the metals markets, losses of approximately 6.4% were recorded throughout the first nine months of the year from long positions in copper and aluminum futures as the slowdown in the U.S. economy and weak demand drove prices lower. In the agricultural markets, losses of approximately 5.6% were experienced primarily during January, March, September and a majority of the second quarter from long positions in corn and wheat futures as prices moved lower due to favorable weather forecasts and on reports of declining demand. In soft commodities, losses of approximately 4.2% were incurred throughout the first nine months of the year from long cotton futures positions as prices moved lower on weak export sales and low demand. Total expenses for the nine months ended September
30, 2001 were $898,713, resulting in a net loss of $4,750,243.
The net asset value of a Unit decreased from $7.85 at December
31, 2000 to $5.90 at September 30, 2001.
For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading revenues, including interest income, of $457,330 and posted an increase in net asset value per Unit. The most significant gains of approximately 1.6% were recorded in the energy markets primarily during August from long positions in natural gas futures as prices moved higher amid supply and storage concerns. Additional gains were recorded from long positions in crude oil futures and its related products as prices increased as ongoing supply concerns outweighed signals from OPEC kingpin Saudi Arabia that it would seek a suitable production increase to ease the crunch. In the metals markets, gains of approximately 0.2% were recorded throughout a majority of the quarter from long positions in copper futures as prices increased on technically based buying and declines in copper supplies. In the livestock markets, gains of approximately 0.1% were recorded primarily during September from long positions in cattle futures as livestock prices increased. In soft commodities, gains of approximately 0.1% were produced primarily during July and August from long cotton futures positions as prices moved higher amid fears that the dryness and heat in Texas would slash the size of the U.S. crop. These gains were partially offset by losses of approximately 1.1% recorded in the agricultural markets primarily during July from long positions in corn and wheat futures as prices declined on favorable U.S. crop weather forecasts. Total expenses for the three months ended September 30, 2000 were $379,469, resulting in net income of $77,861. The net asset value of a Unit increased from $7.67 at June 30, 2000 to $7.70 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading revenues, including interest income, of $1,430,191 and posted an increase in net asset value per Unit. The most significant gains of approximately 12.7% were recorded in the energy markets primarily during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. During August, additional gains were recorded from long positions in natural gas futures as prices moved higher amid supply and storage concerns. Additional gains were recorded during January and February from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. These gains were partially offset by losses of approximately 3.4% recorded in the soft commodities markets primarily during January and February from long coffee futures positions as coffee prices declined in the wake of forecasts for a bumper crop in Brazil. Additional losses were recorded throughout a majority of the second quarter from long coffee futures positions as prices decreased on technical factors. In the metals markets, losses of approximately 3.2% were incurred primarily during March from long gold futures positions as gold prices fell on fears that the French central bank could decide to sell some of its reserves. During mid July, additional losses were incurred from long gold futures positions as gold prices fell after the Bank of England announced the results of its gold auction, which had concluded at a lower price than most dealers expected. In the agricultural markets, losses of approximately 2.9% were recorded primarily during April, June and July from long positions in corn futures as prices dropped due to heavy rain and cooler temperatures in the major corn producing regions. Total expenses for the nine months ended September 30, 2000 were $1,186,290, resulting in net income of $243,901. The net asset value of a Unit increased from $7.61 at December 31, 1999 to $7.70 at September 30, 2000.

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


The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets for its primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $14 million and $21 million, respectively.

Primary Market       September 30, 2001   September 30, 2000
     Risk Category	        Value at Risk	     Value at Risk

     Commodity                  (1.57)% 			         (1.71)%


The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.

Primary Market Risk Category    High        Low       Average
Commodity          	             (1.64)%     (1.57)%	(1.59)%


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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. The Partnership did not have any foreign currency balances at September 30, 2001.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 92% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Commodity.
Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, coffee, wheat and livestock markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at September 30, 2001 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, aluminum, nickel, zinc and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2001, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

Through September 30, 2001, 4,686,528.914 Units were sold, leaving 6,508,964.718 Units unsold. The aggregate price of Units sold through September 30, 2001 was $44,762,698 at a price equal to 100% of the net asset value per Unit at the close of business on the last day of each month.

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

3.03 Amendment of Certificate of Limited Partnership of the
Partnership (changing its name from Morgan Stanley
Tangible Asset Fund L.P.) is incorporated by reference to the Partnership's Form 8-K filed with the Securities and Exchange Commission on March 23, 2000.

 3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name from Morgan Stanley Dean Witter Spectrum Commodity L.P.)
is incorporated by reference to the Partnership's Form 8-K
(File No. 0-24035) filed with the Securities and Exchange
Commission on November 1, 2001.

10.05 	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 23, 2001, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933.

10.06	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Spectrum Select L.P., Morgan
Stanley Spectrum Technical L.P., Morgan Stanley Spectrum
Strategic L.P., Morgan Stanley Spectrum Global Balanced
L.P., Morgan Stanley Currency L.P., Demeter, Morgan
Stanley DW, and Chemical Bank, the escrow agent is incorporated by reference to the Partnership's
Registration Statement on Form S-1 (File No. 333-90483) filed with the Securities and Exchange Commission on November 2, 2001.

10.07 	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to Exhibit C of the Partnership's Prospectus dated March 23,
2001, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933.

10.08	Amended and Restated Management Agreement, dated April 1,
2000, among the Partnership, Demeter, and Morgan Stanley
Commodities Management, Inc. is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No.
0-24035) filed with the Securities and Exchange Commission on April 25, 2001.

10.10 	Amendment to the Amended and Restated Management
Agreement, dated November 30, 2000, among the Partnership,
Demeter and Morgan Stanley Commodities Management, Inc. is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-24035) filed with the
Securities and Exchange Commission on April 25, 2001.

10.11	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of March
31, 2000 is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-24035) filed with the Securities and Exchange Commission on November 1,
2001.

10.12	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of June 30, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
24035) filed with the Securities and Exchange Commission on November 1, 2001.

10.13	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of June 30, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-24035) filed with the Securities and Exchange Commission on November 1, 2001.

10.14	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of June 30, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-24035) filed with the
Securities and Exchange Commission on November 1, 2001.

(B) 	Reports on Form 8-K - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Morgan Stanley Spectrum Commodity
 L.P. (Registrant)

                          By:  Demeter Management Corporation
                               (General Partner)

November 14, 2001         By:/s/Raymond E. Koch_____________________
                                Raymond E. Koch
                                Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.