Form 10-K
period 2001-12-31
MORGAN STANLEY SPECTRUM COMMODITY LP
filed 2002-03-27
CIK 1044646

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________
Commission File Number 0-24035

	MORGAN STANLEY SPECTRUM COMMODITY L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3968008
(State or other jurisdiction of			   	 (I.R.S. Employer
incorporation or organization)			 	  	Identification No.)

Demeter Management Corporation
c/o Managed Futures Department,
825 Third Avenue, 8th Floor,
New York, NY                     	    			 	  10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (201) 876-4647


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								  None

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

	Indicate by check-mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $12,426,054 at January 31, 2002.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)



	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	(formerly, "Morgan Stanley Dean Witter Spectrum Commodity L.P.")
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2001
                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . .  1

Part I .

	Item  1.  Business. . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item  2.  Properties. . . . . . . . . . . . . . . . . . . . . . . 5-6

	Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  6

	Item  4.	 Submission of Matters to a Vote of Security Holders. 6

Part II.

	Item  5.	Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . .  7-8

	Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . .9

	Item  7.	Management's Discussion and Analysis of Financial
		         Condition and Results of Operations. . . . . . . . . . 10-22

	Item 7A. Quantitative and Qualitative Disclosures About
		         Market Risk . . . . . . . . . . . . . . . . . . . . .	22-32

	Item  8. Financial Statements and Supplementary Data. . . . . . . .33

	Item  9.	Changes in and Disagreements with Accountants on
				Accounting and Financial Disclosure. . . . . . . . . . . .33

Part III.

	Item 10.	Directors and Executive Officers of the Registrant. .	34-38

	Item 11. Executive Compensation . . . . . . . . . . . . . . . . .  38

	Item 12.	Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . 	. .39

	Item 13. Certain Relationships and Related Transactions. . . . . ..39

Part IV.

	Item 14.		Exhibits, Financial Statement Schedules, and
				Reports on Form 8-K. . . . . . . . . . . . . . . . . . 40-41

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                 Part of Form 10-K


	Partnership's Prospectus dated
	March 23, 2001	          	 I

	Partnership's Supplement to the
	Prospectus dated December 6, 2001	     	      I

	Annual Report to Morgan Stanley
	Spectrum Series Limited
	Partners for the year ended
	December 31, 2001	     II, III and IV

PART I
Item 1.  BUSINESS
(a) General Development of Business. Morgan Stanley Spectrum Commodity L.P. (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts in the metals, energy and agricultural markets. The Partnership commenced operations on January 2, 1998. The Partnership is one of the Morgan Stanley Spectrum Series (formerly, "Morgan Stanley Dean Witter Spectrum Series") of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., Morgan Stanley Spectrum Select L.P. and Morgan Stanley Spectrum Technical L.P. (collectively, the "Spectrum Series").

On November 1, 2001, Morgan Stanley Dean Witter Spectrum Commodity L.P., Morgan Stanley Dean Witter Spectrum Currency L.P., Morgan Stanley Dean Witter Spectrum Global Balanced L.P., Morgan Stanley Dean Witter Spectrum Strategic L.P., Morgan Stanley Dean Witter Spectrum Select L.P., and Morgan Stanley Dean Witter Spectrum Technical L.P. were renamed Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Strategic L.P., Morgan Stanley Spectrum Select L.P., and Morgan Stanley Spectrum Technical L.P., respectively.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading advisor is Morgan Stanley Commodities Management, Inc. ("MSCM" or the "Trading Advisor"). MSCM, Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Effective April 2, 2001 Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Effective September 28, 2001, Morgan Stanley Dean Witter
Commodities Management, Inc. changed its name to Morgan Stanley
Commodities Management, Inc.

The managing underwriter for the Spectrum Series is Morgan Stanley
DW.

Units of limited partnership interest ("Unit(s)") are offered for sale at monthly closings at a price equal to 100% of the net asset value per Unit at the close of business on the last day of each month.

The Partnership's net asset value per Unit at December 31, 2001 was $5.84, representing a decrease of 25.61 percent from the net asset value per Unit of $7.85 at December 31, 2000. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial information reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options. The relevant financial information is presented in Items 6 and 8.
(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Advisor. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated March 23, 2001 (the "Prospectus"), and the Partnership's supplement to the Prospectus dated December 6, 2001 (the "Supplement") incorporated by reference in this Form 10-K, set forth below.
Facets of Business
	1.	Summary	1.	"Summary" (Pages 1-8 of
				 the Prospectus and Page
                                       S-2 of the Supplement).

	2.	Futures, Options,	2.	"The Futures, Options, and
		and Forwards Markets		 Forwards Markets" (Pages
				 145-149 of the Prospec-
				 tus).

	3.	Partnership's Trading	3.	"Use of Proceeds" (Pages
		Arrangements and		 26-28 of the Prospectus
		Policies		 and Page S-5 of the
				 Supplement).  "The Trading
				 Advisors" (Pages 71-123
 of the Prospectus and Pages
 S-33 - S-44 of the Supple-
 ment).

    4.		Management of the Part-	4.	"The Trading Advisors -
      		nership     		 The Management Agreements"
	(Page 71 of the Prospectus),
  "The General Partner" (Pages
   66-70 of the Prospectus
	 and Pages S-31 - S-32 of
	 the Supplement), "The
	 Commodity Brokers" (Pages
   125-127 of the Prospectus)
   and "The Limited Partner-
   ship Agreements" (Pages
   128-131 of the Prospectus).

	5.		Taxation of the Partner-   5. "Material Federal Income
      		ship's Limited Partners		 Tax Considerations" and
			                               "State and Local Income
	                              	 Tax Aspects" (Pages
				 136-143 of the Prospectus).

(d)	Financial Information about Geographic Areas
The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades in futures, forwards and options on foreign exchanges.

Item 2.  PROPERTIES
The executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third Avenue, 8th
Floor, New York, NY 10022.

Demeter changed its address from 2 World Trade Center, New York,
NY 10048.

Item 3.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

	PART II

Item 5. 	MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND
RELATED SECURITY HOLDER MATTERS


(a) Market Information
There is no established public trading market for Units of the Partnership.

(b) Holders
The number of holders of Units at December 31, 2001 was approximately 2,190.

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

Through December 31, 2001, 4,760,272.466 Units were sold, leaving
6,435,221.166 Units unsold at December 31, 2001. The aggregate price of the Units sold through December 31, 2001 was $45,189,560.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the Prospectus and the Supplement.


Item 6.  SELECTED FINANCIAL DATA (in dollars)


                                                              	      For the Period
						       from January 2,
						      1998 (commencement
                            	       For the Years Ended	     	   of operations) to
	                      2001  	         2000   	          1999  	  December 31, 1998
Total Revenues
(including interest)	   (3,751,629)  	    2,176,463  	      5,045,724	     (11,239,913)


Net Income (Loss)	      (4,888,302)        622,362        3,375,789	     (13,543,631)


Net Income (Loss)
Per Unit (Limited
& General Partners)	        (2.01)            .24   	           1.04 	          (3.43)


Total Assets	          13,472,619      20,809,721 	       24,048,757	      25,962,970


Total Limited
Partners' Capital     12,721,444	      19,859,397        	23,310,162      24,622,999

Net Asset Value Per
Unit 	                      5.84	            7.85   	           7.61 	           6.57












Item 7. 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional Units in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

At December 31, 2001, the Partnership's total capital was
$12,974,679, a decrease of $7,225,302 from the Partnership's total capital of $20,199,981 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated a net loss of $4,888,302, total subscriptions aggregated $1,838,372 and total redemptions aggregated $4,175,372.

For the year ended December 31, 2001, the Partnership recorded total trading losses, net of interest income, of $3,751,629 and posted a decrease in net asset value per Unit. The most significant losses of approximately 9.7% were recorded in the energy markets throughout a majority of the year from long positions in natural gas futures as prices reversed the sharp upward trend experienced in late 2000 amid reports of increased inventories and forecasts for favorable weather. In the metals markets, losses of approximately 6.5% were experienced throughout a majority of the year from long positions in copper and aluminum futures as the slowdown in the U.S. economy and weak demand drove prices lower. In the agricultural markets, losses of approximately 5.8% were incurred from long positions in corn and wheat futures as prices moved lower due to favorable weather forecasts and on reports of declining demand. In the soft commodities markets, losses of approximately 2.3% were recorded throughout a majority of the year from long cotton futures positions as prices moved lower on weak export sales and low demand. Total expenses for the year were $1,136,673, resulting in a net loss of $4,888,302. The net asset value of a Unit decreased from $7.85 at December 31, 2000 to $5.84 at December 31, 2001.


At December 31, 2000, the Partnership's total capital was
$20,199,981, a decrease of $3,440,489 from the Partnership's total capital of $23,640,470 at December 31, 1999. For the year ended
December 31, 2000, the Partnership generated net income of $622,362, total subscriptions aggregated $2,115,964 and total redemptions aggregated $6,178,815.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income, of $2,176,463 and posted an increase in net asset value per Unit. The most significant gains of approximately 16.4% were recorded in the energy markets primarily during May from long positions in natural gas futures as prices trended higher, as data released by the American Gas Association further confirmed fears that inventory levels remain low. During August, November and December, additional gains were recorded from long positions in natural gas futures as prices climbed to all time highs amid supply and storage concerns. Additional gains were recorded during January and February from long futures positions in crude oil and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. A portion of the Partnership's overall gains was partially offset by losses of approximately 5.6% recorded in the metals markets throughout a majority of the year from long silver futures positions as silver prices declined on technically-based factors. Additional losses were incurred from long aluminum and copper futures positions as prices moved lower during February and October due primarily to technically-based selling. In soft commodities, losses of approximately 4.6% were experienced primarily during January and February from long coffee futures positions as coffee prices declined in the wake of forecasts for a bumper crop in Brazil. Additional losses were recorded throughout a majority of the second and fourth quarters from long coffee futures positions as prices decreased. Total expenses for the year were $1,554,101, resulting in net income of $622,362. The net asset value of a Unit increased from $7.61 at December 31, 1999 to $7.85 at December 31, 2000.

At December 31, 1999, the Partnership's total capital was
$23,640,470, a decrease of $1,267,846 from the Partnership's total capital of $24,908,316 at December 31, 1998. For the year ended
December 31, 1999, the Partnership generated net income of $3,375,789 and total redemptions aggregated $4,643,635.

For the year ended December 31, 1999, the Partnership recorded total trading revenues, including interest income, of $5,045,724 and posted an increase in net asset value per Unit. During 1999, commodity market price behavior returned to the more normal pattern of some commodities gaining in price, while other commodities declined in price. Of the seventeen components of the Bridge Commodity Research Bureau Index ("CRB"), ten increased in price during 1999, while the remaining seven declined in price. This was noticeably different from 1998, when all but one of the components of the CRB declined in price. Energy markets, which had been the worst performing sector during 1998, rebounded strongly to become the best performing commodity sector in 1999, which resulted in gains for the Partnership of approximately 13.35%. OPEC, which had suffered economically as their late 1997 decision to expand production coincided with the onset of economic difficulties in virtually all of the world's emerging economies, cooperated with other major global oil producing countries to rein in production and allow for the drawing down of inventories that had grown steadily throughout 1998. Crude oil, its refined products, and natural gas all benefited from the improving global demand for energy and the decreased supply of crude oil. Base metals markets also improved in price during 1999 resulting in gains of approximately 8.55%. Historically, copper has been referred to by some as "the world's economist", rising in price as economic activity improves and falling in price when economic difficulties are encountered. During both 1998 and 1999, copper served as an accurate barometer of global economic health. Copper producers' decisions to curtail production in the short-term helped support prices. Perhaps more importantly for the long-term, the consolidation of major mining companies in both copper and aluminum bodes well for less over-expansion during future periods of elevated prices, likely leading to "higher highs" and "higher lows" in future price cycles. Precious metals prices also improved modestly during 1999. After several years of lower gold prices, with central banks continuing to sell despite the lower prices, an announcement by a group of European central banks abruptly reversed the price slide and caught many short-sellers off guard. For 1999, gold was up in price by less than 1%, while silver and platinum, which have significant industrial demand, fared much better. Grain markets continued to suffer in price during 1999 resulting in a loss of approximately 5.37%. Despite an early summer scare caused by dry weather, overall conditions were favorable for another good harvest. As the year drew to a close, improved demand finally surfaced, perhaps signaling an end to multi-decade low prices. Total expenses for the year were $1,669,935, resulting in net income of $3,375,789. The net asset value of a Unit increased from $6.57 at December 31, 1998 to $7.61 at December 31, 1999.

The Partnership's overall performance record represents varied results of trading in different futures, forwards and options markets. For a further description of 2001 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form

10-K. The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards and options in precious and base metals, agricultural and energy products, and other commodity interests. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Advisor were unable to offset positions of the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.

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

In addition to market risk, in entering into futures, forward and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

There is no assurance that a clearinghouse, exchange or exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as
                             - 19 -
to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together
with Morgan Stanley DW, have determined to be creditworthy.   The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

Inflation has not been a major factor in the Partnership's operations.

See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2001 and 2000. At December 31, 2001 and 2000, the Partnership's total capitalization was approximately $13 million and $20 million, respectively.

     Primary Market 	  December 31, 2001    December 31, 2000
     Risk Category	  	    Value at Risk	     Value at Risk

Commodity		            (1.55)%			   (1.64)%



The table above represents the VaR of the Partnership's open positions at December 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2001 through December 31, 2001.

Primary Market Risk Category      High        Low        Average
Commodity         			   (1.58)%	(1.55)%	   (1.57)%


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

The VaR tables above present the results of the Partnership's VaR for the Partnership's market risk exposure at December 31, 2001 and 2000, and for the end of the four quarterly reporting periods during calendar year 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 95% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Commodity.
Soft Commodities and Agriculturals. At December 31, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, coffee, wheat and corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at December 31,
2001 was to fluctuations in the price of precious metals, such as gold, silver and to a lesser extent, platinum, and base metals, such as copper, aluminum, nickel, zinc and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Energy.	At December 31, 2001, the Partnership's energy
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

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At December 31, 2001, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.


Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different markets and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.
Supplementary data specified by Item 302 of Regulation S-K:



Summary of Quarterly Results (Unaudited)

                                                 Net Income/
								         (Loss) Per
Quarter		  Revenue		      Net		  Unit of Limited
Ended		 (Net Trading Loss)  Income/(Loss) 	Partnership Interest
2001
March 31 		$(2,026,724)	  $(2,367,820)		  $(0.94)
June 30	    	   (883,147)	   (1,177,828)		   (0.49)
September 30	   (941,659)	   (1,204,595)		   (0.52)
December 31	     99,901	     (138,059)		   (0.06)

Total			$(3,751,629)	  $(4,888,302)		  $(2.01)


2000
March 31 		$   553,360	  $  134,339		  $ 0.04
June 30	    	    419,501	      31,701		    0.02
September 30	    457,330	      77,861		    0.03
December 31	    746,272	     378,461		    0.15

Total			$ 2,176,463	  $  622,362		  $ 0.24

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       	ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and officers of Demeter are as follows:

Robert E. Murray, age 41, is the Executive Director of Morgan Stanley DW's Managed Futures Department, a leading commodity pool operator with approximately $1.4 billion in assets across a variety of U.S. and international public and private managed futures funds. In this capacity, Mr. Murray is responsible for overseeing all aspects of Morgan Stanley DW's Managed Futures Department. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 17 years. He is also the Chairman and President of Morgan Stanley Futures & Currency Management Inc. ("MSFCM") (formerly known as Dean Witter Futures & Currency Management Inc.), Morgan Stanley's internal commodity trading advisor, and is Chairman and President of Demeter Management Corporation, the entity which acts as a general partner for Morgan Stanley DW's managed futures funds. Mr. Murray has served as the Vice Chairman and a Director of the Board of the Managed Futures

Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a
Bachelors Degree in Finance from Geneseo State University in
1983.

Mitchell M. Merin, age 48, is a Director of Demeter. Mr. Merin is also a Director of MSFCM. Mr. Merin was appointed the Chief Operating Officer of Individual Asset Management for MSDW in December 1998 and the President and Chief Executive Officer of Morgan Stanley Dean Witter Advisors in February 1998. He has been an Executive Vice President of Morgan Stanley DW since 1990, during which time he has been Director of Morgan Stanley DW's Taxable Fixed Income and Futures divisions, Managing Director in Corporate Finance and Corporate Treasurer. Mr. Merin received his Bachelors degree from Trinity College in Connecticut and his M.B.A. degree in Finance and Accounting from the Kellogg Graduate School of Management of Northwestern University in 1977.

Joseph G. Siniscalchi, age 56, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director, responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 60, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Dean Witter Advisors, an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and, subsequently, served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received his M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 50, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 24 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr.

Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech also had worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 45, is currently Managing Director in Asset Management Services. He previously served as CAO of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley Dean Witter & Co. and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in finance from the University of Chicago.

Anthony J. DeLuca, age 39, became a Director of Demeter on September 14, 2000. Mr. DeLuca is also a Director of MSFCM. Mr. DeLuca was appointed the Controller of Asset Management for MSDW in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had MSDW as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Raymond E. Koch, age 46, is Chief Financial Officer of Demeter. Mr. Koch began his career at MSDW in 1988, has overseen the Managed Futures Accounting function since 1992, and is currently an Executive Director in Investment Management Controllers. From November 1979 to June 1988, Mr. Koch held various positions at Thomson McKinnon Securities, Inc. culminating as Manager, Special Projects in the Capital Markets Division. From August 1977 to November 1979 he was an auditor, specializing in financial services at Deloitte Haskins & Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an M.B.A. in finance from Pace University in 1984 and is a Certified Public Accountant.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2001, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2001,
Demeter owned 43,395.648 Units of General Partnership Interest in the Partnership representing a 1.95 percent interest in the Partnership.

(c)	Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. For the year ended December 31, 2001 the commodity brokers received brokerage fees (paid and accrued by the Partnership) of $736,436 and the Trading Advisor received a management fee of $400,237.

PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K
(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2001, 2000 and 1999.

-	Statements of Financial Condition as of December 31, 2001 and
2000.

-	Schedule of Investments as of December 31, 2001.

-	Statements of Operations, Changes in Partners' Capital, and Cash
Flows for the years ended December 31, 2001, 2000 and 1999.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited
Partners for the year ended December 31, 2001 is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b) Reports on Form 8-K
During the quarter/year ended December 31, 2001, the following Forms 8-K were filed by the Partnership:

On April 25, 2001, the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, in connection with the Partnership becoming part of the Spectrum Series, its change of name, its entirety with the Trading Advisor an amended and restated management agreement; and the amendment to such amended and restated management agreement of the annual incentive fee paid by the Partnership to the Trading Advisor.

On November 1, 2001, the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, the Partnership's change of name; the relocation of offices of the Partnership and Demeter; and in connection with the Partnership becoming part of the Spectrum Series, the amendment to each of the amended and restated customer agreement between the Partnership and Morgan Stanley DW and the commodity futures customer agreement between the Partnership and MS & Co. and acknowledged and agreed to by Morgan Stanley DW.

(c)	Exhibits
Refer to Exhibit Index on Page E-1 to E-3.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					MORGAN STANLEY SPECTRUM COMMODITY L.P.
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 26, 2002			BY: /s/	Robert E. Murray
						 	Robert E. Murray, Director,
					  		Chairman of the Board and
					  		President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                    		March 26, 2002
	  	Robert E. Murray, Director,
	   	Chairman of the Board and
	   	President

    /s/    Mitchell M. Merin                  		March 26, 2002
           Mitchell M. Merin, Director

    /s/ 	Joseph G. Siniscalchi               		March 26, 2002
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III               		March 26, 2002
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                   		March 26, 2002
           Richard A. Beech, Director

    /s/    Raymond A. Harris   	            		March 26, 2002
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                  		March 26, 2002
           Anthony J. DeLuca, Director

    /s/  	Raymond E. Koch		               		March 26, 2002
	    	Raymond E. Koch, Chief
	  	Financial Officer and Principal
  	    	Accounting Officer

EXHIBIT INDEX
ITEM
3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by
reference to Exhibit A of the Partnership's
Prospectus, dated March 23, 2001, filed with the
Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933 on April
6, 2001.
 3.02	Certificate of Limited Partnership, dated July 31,
1997, is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1
(File No. 333-33975) filed with the Securities and Exchange Commission on August 20, 1997.

3.03	Amendment of Certificate of Limited Partnership of
the Partnership, dated March 7, 2000 (changing its name from Morgan Stanley Tangible Asset Fund L.P.), is incorporated by reference to Exhibit 3.1 of the Partnership's Form 8-K (File No. 0-24035) filed with the Securities and Exchange Commission on March 23,
2000.

 3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name from Morgan Stanley Dean Witter Spectrum
Commodity L.P.), is incorporated by reference to
Exhibit 3.01 of the Partnership's Form 8-K (File No.
0-24035) filed with the Securities and Exchange
Commission on November 1, 2001.

10.05 	Form of Subscription and Exchange Agreement and Power
of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 23, 2001, as filed with the Securities and Exchange Commission pursuant to Rule 424 (b)(3) under the Securities Act of 1933 on April 6, 2001.

10.06	Amended and Restated Escrow Agreement, dated as of
March 10, 2000, among the Partnership, Morgan Stanley
Spectrum Select L.P., Morgan Stanley Spectrum
Technical L.P., Morgan Stanley Spectrum Strategic
L.P., Morgan Stanley Spectrum Global Balanced L.P.,
Morgan Stanley Currency L.P., Morgan Stanley DW, and
The Chase Manhattan Bank, the escrow agent, is incorporated by reference to Exhibit 10.06 of the Partnership's Registration Statement on Form S-1
(File No. 333-90483) filed with the Securities and Exchange Commission on November 2, 2001.

10.07 	Form of Subscription Agreement Update Form to be
executed by purchasers of Units is incorporated by reference to Exhibit C of the Partnership's
Prospectus dated March 23, 2001, as filed with the Securities and Exchange Commission pursuant to Rule
424 (b)(3) under the Securities Act of 1933 on April
6, 2001.

10.08	Amended and Restated Management Agreement, dated
April 1, 2000, among the Partnership, Demeter, and
Morgan Stanley Commodities Management, Inc. is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-24035) filed with the Securities and Exchange Commission on April 25,
2001.

10.08(a)Amendment to the Amended and Restated Management
Agreement, dated November 30, 2000, among the
Partnership, Demeter and Morgan Stanley Commodities
Management, Inc. is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No.
0-24035) filed with the Securities and Exchange
Commission on April 25, 2001.

10.11	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of March
31, 2000, is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-
24035) filed with the Securities and Exchange
Commission on November 1, 2001.

10.12	Commodity Futures Customer Agreement between MS & Co.
and the Partnership, and acknowledged and agreed to by Morgan Stanley DW, dated as of June 30, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-24035) filed with the Securities and Exchange Commission on November 1,
2001.

10.13	Customer Agreement between the Partnership and MSIL,
dated as of June 30, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form
8-K (File No. 0-24035) filed with the Securities and
Exchange Commission on November 1, 2001.

10.14	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated
as of June 30, 2000, is incorporated by reference to
Exhibit 10.03 of the Partnership's Form 8-K (File No.
0-24035) filed with the Securities and Exchange
Commission on November 1, 2001.
13.01	December 31, 2001 Annual Report to Limited Partners
is filed herewith.

                                 Morgan Stanley
                                Spectrum Series


                                         [GRAPHIC]


     December 31, 2001
     Annual Report

[LOGO] Morgan Stanley

Morgan Stanley Spectrum Series
Historical Fund Performance
Presented below is the percentage change in Net Asset Value per Unit from the start of every calendar year each Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for each Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.


Funds
-----
Spectrum Commodity
                                               Year             Return
                                               ----             ------
                                               1998             -34.3%
                                               1999              15.8%
                                               2000               3.2%
                                               2001             -25.6%

       Inception-to-Date Return:                        -41.6%
       Annualized Return:                               -12.6%
----------------------------------------------------------------------

Spectrum Currency
                                               Year             Return
                                               ----             ------
                                               2000 (6 months)   11.7%
                                               2001              11.1%
       Inception-to-Date Return:                         24.1%
       Annualized Return:                                15.5%
----------------------------------------------------------------------

Spectrum Global Balanced
Year                                    Return Year             Return
----                                    ------ ----             ------
1994 (2 months)                          -1.7% 1998              16.4%
1995                                     22.8% 1999               0.7%
1996                                     -3.6% 2000               0.9%
1997                                     18.2% 2001              -0.3%
       Inception-to-Date Return:                         62.1%
       Annualized Return:                                 7.0%
----------------------------------------------------------------------

Spectrum Select
Year                                    Return Year             Return
----                                    ------ ----             ------
1991 (5 months)                          31.2% 1996               5.3%
1992                                    -14.4% 1997               6.2%
1993                                     41.6% 1998              14.2%
1994                                     -5.1% 1999              -7.6%
1995                                     23.6% 2000               7.1%
                                               2001               1.7%
       Inception-to-Date Return:                        139.6%
       Annualized Return:                                 8.8%
----------------------------------------------------------------------

Spectrum Strategic
Year                                    Return Year             Return
----                                    ------ ----             ------
1994 (2 months)                           0.1% 1998               7.8%
1995                                     10.5% 1999              37.2%
1996                                     -3.5% 2000             -33.1%
1997                                      0.4% 2001              -0.6%
       Inception-to-Date Return:                          5.5%
       Annualized Return:                                 0.8%
----------------------------------------------------------------------

Spectrum Technical
Year                                    Return Year             Return
----                                    ------ ----             ------
1994 (2 months)                          -2.2% 1998              10.2%
1995                                     17.6% 1999              -7.5%
1996                                     18.3% 2000               7.8%
1997                                      7.5% 2001              -7.2%
       Inception-to-Date Return:                         49.3%
       Annualized Return:                                 5.8%

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Floor
New York, NY 10022
Telephone (201) 876-4647

Morgan Stanley Spectrum Series
Annual Report
2001

Dear Limited Partner:

This marks the eighth annual report for Morgan Stanley Spectrum Global Balanced, Morgan Stanley Spectrum Strategic and Morgan Stanley Spectrum Technical, the eleventh annual report for Morgan Stanley Spectrum Select, the fourth annual report for Morgan Stanley Spectrum Commodity and the second annual report for Morgan Stanley Spectrum Currency. The Net Asset Value per Unit for each of the six Morgan Stanley Spectrum Funds as of December 31, 2001 was as follows:

                        Funds           N.A.V. % change for year
                        -----           ------ -----------------
               Spectrum Commodity       $ 5.84       -25.6%
               Spectrum Currency        $12.41        11.1%
               Spectrum Global Balanced $16.21        -0.3%
               Spectrum Select          $23.96         1.7%
               Spectrum Strategic       $10.55        -0.6%
               Spectrum Technical       $14.93        -7.2%

Spectrum Commodity

During the year, the Fund recorded a decrease in Net Asset Value per Unit. The most significant losses were experienced in the energy markets throughout a majority of the year from long positions in natural gas futures as prices reversed the sharp upward trend experienced in late 2000 amid reports of increased inventories and forecasts for favorable weather. In the metals markets, losses were experienced throughout a majority of the year from long positions in copper and aluminum futures as the slowdown in the U.S. economy and weak demand drove prices lower. In the agricultural markets, losses were incurred from long positions in corn and wheat futures as prices moved lower due to favorable weather forecasts and on reports of declining demand. In the soft commodities markets, losses were recorded throughout a majority of the year from long cotton futures positions as prices moved lower on weak export sales and low demand.

Spectrum Currency

During the year, the Fund recorded an increase in Net Asset Value per Unit. The most significant gains were recorded primarily in the South African rand from previously established short positions in September, November and December as its value trended lower relative to the U.S. dollar on global economic jitters and emerging market concerns following Argentina's debt default. Profits were recorded from previously established short positions in the Japanese yen early in the year and again in December as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy. A portion of the Fund's overall gains was partially offset by losses recorded in the British pound primarily during May and early June from previously established long positions as its value reversed lower relative to the U.S. dollar in reaction to reports that British Prime Minister Blair will push for Great Britain's entry into the European Monetary Union.

Spectrum Global Balanced

During the year, the Fund recorded a decrease in Net Asset Value per Unit. The most significant losses were incurred primarily in the global stock index futures markets throughout a majority of the first three quarters from long positions in FTSE, DAX and S&P 500 Index futures as equity prices moved lower amid worries regarding global economic uncertainty. In the energy markets, losses were recorded throughout the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. A portion of the Fund's overall losses was partially offset by gains recorded in the global interest rate futures markets primarily during January and again in the third quarter from previously established long positions in U.S. and European interest rate futures as prices trended higher amid continued economic concerns and interest rate cuts by the U.S. and European central banks. In the currency markets, profits were recorded throughout a majority of the fourth quarter from previously established short positions in the South African rand as its value trended lower relative to the U.S. dollar while global economic jitters persisted.

Spectrum Select

During the year, the Fund recorded an increase in Net Asset Value per Unit. The most significant gains were recorded primarily in the global interest rate futures markets during August, September and October from previously established long positions in U.S. interest rate futures as prices trended higher following interest rate cuts by the U.S. and European central banks. In the global stock index futures markets, profits were recorded throughout a majority of the third quarter from previously established short positions in DAX, Hang Seng, Nikkei and S&P 500 Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. A portion of the Fund's overall gains was partially offset by losses recorded in the energy markets throughout a majority of the fourth quarter from volatile price movement in natural gas futures as a result of a continually changing outlook for supply, production and demand.

Spectrum Strategic

During the year, the Fund recorded a decrease in Net Asset Value per Unit. The most significant losses were experienced primarily in the currency markets throughout a majority of the fourth quarter from transactions involving the euro and Swiss franc. In the global stock index futures markets, losses were experienced throughout a majority of the first quarter from long positions in U.S. stock index futures as U.S. stock prices declined after discouraging corporate earnings warnings, inflationary news and on worries of a U.S. economic slowdown. A portion of the Fund's overall losses was partially offset by gains recorded in the soft commodities markets primarily during September and November from long cocoa futures positions as prices soared higher on expectations that global demand will outpace production. Additional gains were recorded primarily during April, May and December from long lumber futures positions as prices increased amid low inventories and on hopes of a pickup in the U.S. economy.

Limited Partners of Spectrum Strategic are advised of a change in trading personnel at one of the trading advisors employed by the Fund. Effective January 1, 2002, Allied Irish Capital Management, Ltd., a trading advisor to the Fund, announced the retirement of Mr. David Tease, a Director of Allied Irish. Allied Irish trades its allocated portion of Fund assets pursuant to the Worldwide Financial Futures Program, a portion of which was traded by Mr. Tease, as discussed on page 101 of the Prospectus dated March 23, 2001. Commencing on or about January 17, 2002, that portion of the Worldwide Financial Futures Program previously traded by Mr. Tease (approximately $8.1 million, or 11.8% of Fund assets) is being traded by Mr. Gerry Grimes. Mr. Grimes is Managing Director and a founding member of Allied Irish, with nearly twenty years of experience in investment management. Mr. Grimes will employ a discretionary trading approach based upon his fundamental economic analysis of markets. He believes that the positioning of individual markets is a critical factor in determining trading opportunities. Hence, he will place strong emphasis on the gathering of intelligence in relation to market sentiment and trade flow indicators to determine how individual markets are positioned. Mr. Grimes will attempt to profit from those instances in which he determines that a market is positioned in a manner contrary to his own fundamental view. Pre-determined stop loss levels will be applied to all trades in an effort to manage trade risk. In addition to trading a portion of the Fund's assets, Mr. Grimes will continue in his role as trading controller for all three programs employed in the Worldwide Financial Futures Program.

Spectrum Technical

During the year, the Fund recorded a decrease in Net Asset Value per Unit. The most significant losses were recorded primarily in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. A portion of the Fund's overall losses was partially offset by gains recorded in the global interest rate futures markets primarily during August, September and October from previously established long positions in U.S. interest rate futures as prices trended higher following interest rate cuts by the U.S. and European central banks. In the global stock index futures markets, profits were recorded throughout a majority of the third quarter from previously established short positions in DAX and Nikkei index futures as the trend in equity prices con-tinued sharply lower amid worries regarding global economic uncertainty.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, c/o Managed Futures Department, 825 Third Avenue, 8th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

       Sincerely,

       /s/ Robert Murray
       Robert E. Murray
       Chairman
       Demeter Management Corporation
       General Partner

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Independent Auditors' Report

To the Limited Partners and the General Partner of
Morgan Stanley Spectrum Commodity L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Commodity L.P.),
Morgan Stanley Spectrum Currency L.P. (formerly, Morgan Stanley Dean Witter Spectrum Currency L.P.),
Morgan Stanley Spectrum Global Balanced L.P. (formerly, Morgan Stanley Dean Witter Spectrum Global Balanced L.P.),
Morgan Stanley Spectrum Select L.P. (formerly, Morgan Stanley Dean Witter Spectrum Select L.P.),
Morgan Stanley Spectrum Strategic L.P. (formerly, Morgan Stanley Dean Witter Spectrum Strategic L.P.), and Morgan Stanley Spectrum Technical L.P. (formerly, Morgan Stanley Dean Witter Spectrum Technical L.P.):

We have audited the accompanying statements of financial condition of Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P. ("Spectrum Currency"), Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. (collectively, the "Partnerships") as of December 31, 2001 and 2000, including the schedules of investments as of December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for the period from July 3, 2000 (commencement of operations) to December 31, 2000 and the year ended December 31, 2001 for Spectrum Currency, and for each of the three years in the period ended December 31, 2001 for the other above mentioned Partnerships. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the period from July 3, 2000 (commencement of operations) to December 31, 2000 and the year ended December 31, 2001 for Spectrum Currency, and for each of the three years in the period ended December 31, 2001 for the other above mentioned Partnerships, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 15, 2002
(February 27, 2002 as to Note 7)

Morgan Stanley Spectrum Commodity L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Commodity L.P.)
Statements of Financial Condition

                                                            December 31,
                                                       ---------------------
                                                          2001       2000
                                                       ---------- ----------
                                                           $          $
                                    ASSETS
  Equity in futures interests trading accounts:
   Cash                                                12,980,361 20,529,979
   Net unrealized gain on open contracts (MS&Co.)         289,317    160,096
   Net unrealized gain (loss) on open contracts (MSIL)     77,762   (185,379)
                                                       ---------- ----------
   Total net unrealized gain (loss) on open contracts     367,079    (25,283)
                                                       ---------- ----------
     Total Trading Equity                              13,347,440 20,504,696
  Subscriptions receivable                                108,050    215,897
  Interest receivable (Morgan Stanley DW and
   MS&Co.)                                                 17,129     89,128
                                                       ---------- ----------
     Total Assets                                      13,472,619 20,809,721
                                                       ========== ==========
                       LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                     417,678    489,923
  Accrued brokerage fees (Morgan Stanley DW and
   MS&Co.)                                                 52,001     77,628
  Accrued management fees (MSCM)                           28,261     42,189
                                                       ---------- ----------
     Total Liabilities                                    497,940    609,740
                                                       ---------- ----------
  PARTNERS' CAPITAL
  Limited Partners (2,180,009.505 and 2,530,392.671
   Units, respectively)                                12,721,444 19,859,397
  General Partner (43,395.648 Units)                      253,235    340,584
                                                       ---------- ----------
     Total Partners' Capital                           12,974,679 20,199,981
                                                       ---------- ----------
     Total Liabilities and Partners' Capital           13,472,619 20,809,721
                                                       ========== ==========
  NET ASSET VALUE PER UNIT                                   5.84       7.85
                                                       ========== ==========

Statements of Operations

                                                 For the Years Ended
                                                     December 31,
                                           --------------------------------
                                              2001       2000       1999
                                           ----------  ---------  ---------
                                               $          $          $
    REVENUES
    Trading profit (loss):
     Realized                              (4,662,750) 1,696,824  3,003,270
     Net change in unrealized                 392,362   (567,711) 1,178,071
                                           ----------  ---------  ---------
       Total Trading Results               (4,270,388) 1,129,113  4,181,341
    Interest income (Morgan Stanley DW and
     MS&Co.)                                  518,759  1,047,350    864,383
                                           ----------  ---------  ---------
       Total                               (3,751,629) 2,176,463  5,045,724
                                           ----------  ---------  ---------
    EXPENSES
    Brokerage fees (Morgan Stanley DW and
     MS&Co.)                                  736,436    949,310    852,484
    Management fees (MSCM)                    400,237    546,187    583,893
    Service fees (Demeter)                         --     58,604    233,558
                                           ----------  ---------  ---------
       Total                                1,136,673  1,554,101  1,669,935
                                           ----------  ---------  ---------
    NET INCOME (LOSS)                      (4,888,302)   622,362  3,375,789
                                           ==========  =========  =========
    Net Income (Loss) Allocation:
    Limited Partners                       (4,800,953)   612,086  3,330,798
    General Partner                           (87,349)    10,276     44,991
    Net Income (Loss) per Unit:
    Limited Partners                            (2.01)       .24       1.04
    General Partner                             (2.01)       .24       1.04


  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Currency L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Currency L.P.)
Statements of Financial Condition

                                                                      December 31,
                                                                  ---------------------
                                                                     2001       2000
                                                                  ---------- ----------
                                                                      $          $
                                        ASSETS
Equity in futures interests trading accounts:
 Cash                                                             43,241,135 14,391,541
 Net unrealized gain on open contracts (MS&Co.)                    3,178,383    555,569
                                                                  ---------- ----------
  Total Trading Equity                                            46,419,518 14,947,110
Subscriptions receivable                                           2,642,117  3,054,150
Interest receivable (Morgan Stanley DW)                               50,588     55,464
                                                                  ---------- ----------
  Total Assets                                                    49,112,223 18,056,724
                                                                  ========== ==========
                          LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accrued incentive fees                                               913,255     32,876
Redemptions payable                                                  165,224  2,237,351
Accrued brokerage fees (Morgan Stanley DW)                           154,729     55,245
Accrued management fees                                               67,274     24,020
                                                                  ---------- ----------
  Total Liabilities                                                1,300,482  2,349,492
                                                                  ---------- ----------
PARTNERS' CAPITAL
Limited Partners (3,674,315.446 and 1,252,545.441 Units,
 respectively)                                                    45,598,611 13,988,414
General Partner (178,332.987 and 153,905.792 Units, respectively)  2,213,130  1,718,818
                                                                  ---------- ----------
  Total Partners' Capital                                         47,811,741 15,707,232
                                                                  ---------- ----------
  Total Liabilities and Partners' Capital                         49,112,223 18,056,724
                                                                  ========== ==========
NET ASSET VALUE PER UNIT                                               12.41      11.17
                                                                  ========== ==========


Statements of Operations

                                                                             For the Period from
                                                                                July 3, 2000
                                                                 For the      (commencement of
                                                                Year Ended     operations) to
                                                               December 31,     December 31,
                                                                   2001             2000
                                                              -------------- -------------------
                                                                    $                 $
REVENUES
Trading profit:
 Realized                                                          3,998,924      1,126,201
 Net change in unrealized                                          2,622,814        555,569
                                                              --------------      ---------
  Total Trading Results                                            6,621,738      1,681,770
Interest income (Morgan Stanley DW)                                  731,716        236,461
                                                              --------------      ---------
  Total                                                            7,353,454      1,918,231
                                                              --------------      ---------
EXPENSES
Brokerage fees (Morgan Stanley DW)                                 1,297,698        249,571
Incentive fees                                                     1,155,201        188,423
Management fees                                                      564,216        171,693
                                                              --------------      ---------
  Total                                                            3,017,115        609,687
                                                              --------------      ---------
NET INCOME                                                         4,336,339      1,308,544
                                                              ==============      =========
Net Income Allocation:
Limited Partners                                                   4,119,027      1,134,371
General Partner                                                      217,312        174,173

Net Income per Unit:
Limited Partners                                                        1.24           1.17
General Partner                                                         1.24           1.17


  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Global Balanced L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Global Balanced L.P.)

Statements of Financial Condition

                                                              December 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
                                                             $           $
                                     ASSETS
Equity in futures interests trading accounts:
 Cash                                                    57,396,091  52,414,304
 Net unrealized gain on open contracts (MS&Co.)             839,855   3,384,377
 Net unrealized loss on open contracts (MSIL)              (150,647)    (66,733)
                                                         ----------  ----------
 Total net unrealized gain on open contracts                689,208   3,317,644
 Net option premiums                                         --         192,500
                                                         ----------  ----------
   Total Trading Equity                                  58,085,299  55,924,448
Subscriptions receivable                                    611,641     530,634
Interest receivable (Morgan Stanley DW)                      93,818     285,054
                                                         ----------  ----------
   Total Assets                                          58,790,758  56,740,136
                                                         ==========  ==========
                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                         725,284     602,490
Accrued brokerage fees (Morgan Stanley DW)                  219,946     202,789
Accrued management fees                                      59,768      55,107
                                                         ----------  ----------
   Total Liabilities                                      1,004,998     860,386
                                                         ----------  ----------
PARTNERS' CAPITAL
Limited Partners (3,524,663.525 and 3,396,880.702 Units,
 respectively)                                           57,127,967  55,220,008
General Partner (40,584.304 Units)                          657,793     659,742
                                                         ----------  ----------
   Total Partners' Capital                               57,785,760  55,879,750
                                                         ----------  ----------
   Total Liabilities and Partners' Capital               58,790,758  56,740,136
                                                         ==========  ==========
NET ASSET VALUE PER UNIT                                      16.21       16.26
                                                         ==========  ==========


Statements of Operations

                                                For the Years Ended
                                                   December 31,
                                        ----------------------------------
                                           2001        2000        1999
                                        ----------  ----------  ----------
                                            $           $           $
REVENUES
Trading profit (loss):
 Realized                                3,618,628  (2,091,009)  2,425,585
 Net change in unrealized               (2,628,436)  2,507,530  (1,157,073)
                                        ----------  ----------  ----------
  Total Trading Results                    990,192     416,521   1,268,512
Interest income (Morgan Stanley DW)      2,160,076   3,275,958   2,385,751
                                        ----------  ----------  ----------
  Total                                  3,150,268   3,692,479   3,654,263
                                        ----------  ----------  ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)       2,597,121   2,558,008   2,387,515
Management fees                            705,746     695,117     648,787
Incentive fees                              --          --         215,651
                                        ----------  ----------  ----------
  Total                                  3,302,867   3,253,125   3,251,953
                                        ----------  ----------  ----------
NET INCOME (LOSS)                         (152,599)    439,354     402,310
                                        ==========  ==========  ==========
Net Income (Loss) Allocation:
Limited Partners                          (150,650)    433,786     397,258
General Partner                             (1,949)      5,568       5,052
Net Income (Loss) per Unit:
Limited Partners                              (.05)        .14         .12
General Partner                               (.05)        .14         .12

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Select L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Select L.P.)

Statements of Financial Condition

                                                          December 31,
                                                    ------------------------
                                                       2001         2000
                                                    -----------  -----------
                                                        $            $
                                    ASSETS
  Equity in futures interests trading accounts:
   Cash                                             235,183,061  196,555,362
   Net unrealized gain on open contracts (MS&Co.)     7,164,265   26,063,382
   Net unrealized loss on open contracts (MSIL)      (1,767,529)    (511,085)
                                                    -----------  -----------
   Total net unrealized gain on open contracts        5,396,736   25,552,297
   Net option premiums                                  167,063       --
                                                    -----------  -----------
     Total Trading Equity                           240,746,860  222,107,659
  Subscriptions receivable                            4,991,166    1,583,941
  Interest receivable (Morgan Stanley DW)               305,356      889,954
                                                    -----------  -----------
     Total Assets                                   246,043,382  224,581,554
                                                    ===========  ===========
                       LIABILITIES AND PARTNERS' CAPITAL
  LIABILITIES
  Redemptions payable                                 2,595,426    2,110,529
  Accrued brokerage fees (Morgan Stanley DW)          1,440,360    1,231,479
  Accrued management fees                               596,011      509,577
                                                    -----------  -----------
     Total Liabilities                                4,631,797    3,851,585
                                                    -----------  -----------
  PARTNERS' CAPITAL
  Limited Partners (9,966,639.126 and 9,255,010.627
   Units, respectively)                             238,821,840  218,182,118
  General Partner (108,076.600 Units)                 2,589,745    2,547,851
                                                    -----------  -----------
     Total Partners' Capital                        241,411,585  220,729,969
                                                    -----------  -----------
     Total Liabilities and Partners' Capital        246,043,382  224,581,554
                                                    ===========  ===========
  NET ASSET VALUE PER UNIT                                23.96        23.57
                                                    ===========  ===========

Statements of Operations

                                                For the Years Ended
                                                    December 31,
                                        -----------------------------------
                                           2001         2000       1999
                                        -----------  ---------- -----------
                                            $            $          $
    REVENUES
    Trading profit (loss):
     Realized                            43,420,724   6,845,291  (1,351,849)
     Net change in unrealized           (20,155,561) 18,665,233  (1,547,990)
                                        -----------  ---------- -----------
       Total Trading Results             23,265,163  25,510,524  (2,899,839)
    Interest income (Morgan Stanley DW)   7,203,732   9,573,095   7,678,789
                                        -----------  ---------- -----------
       Total                             30,468,895  35,083,619   4,778,950
                                        -----------  ---------- -----------
    EXPENSES
    Brokerage fees (Morgan Stanley DW)   17,183,347  14,706,945  15,188,479
    Management fees                       7,110,346   6,085,629   6,284,885
    Incentive fees                        3,009,853      --          --
                                        -----------  ---------- -----------
       Total                             27,303,546  20,792,574  21,473,364
                                        -----------  ---------- -----------
    NET INCOME (LOSS)                     3,165,349  14,291,045 (16,694,414)
                                        ===========  ========== ===========
    Net Income (Loss) Allocation:
    Limited Partners                      3,123,455  14,165,099 (16,455,697)
    General Partner                          41,894     125,946    (238,717)
    Net Income (Loss) per Unit:
    Limited Partners                            .39        1.57       (1.80)
    General Partner                             .39        1.57       (1.80)

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Strategic L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Strategic L.P.)

Statements of Financial Condition

                                                          December 31,
                                                   --------------------------
                                                        2001          2000
                                                   --------------  ----------
                                                         $             $
                                    ASSETS
 Equity in futures interests trading accounts:
  Cash                                                 65,967,662  73,445,827
  Net unrealized gain on open contracts (MS&Co.)        4,515,344   1,936,658
  Net unrealized gain (loss) on open contracts
   (MSIL)                                                 (23,578)     58,457
  Net unrealized loss on open contracts (Carr)           --            (8,983)
                                                   --------------  ----------
  Total net unrealized gain on open contracts           4,491,766   1,986,132
  Net option premiums                                     288,552     226,200
                                                   --------------  ----------
    Total Trading Equity                               70,747,980  75,658,159
 Subscriptions receivable                                 651,936     462,060
 Interest receivable (Morgan Stanley DW)                   89,359     306,879
                                                   --------------  ----------
    Total Assets                                       71,489,275  76,427,098
                                                   ==============  ==========
                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                    2,072,098   1,307,093
 Accrued brokerage fees (Morgan Stanley DW)               424,242     409,292
 Accrued management fees                                  175,549     186,577
 Accrued incentive fee                                   --           289,687
                                                   --------------  ----------
    Total Liabilities                                   2,671,889   2,192,649
                                                   --------------  ----------
 PARTNERS' CAPITAL
 Limited Partners (6,449,326.013 and 6,919,445.814
  Units, respectively)                                 68,012,216  73,433,119
 General Partner (76,351.101 and 75,507.615 Units,
  respectively)                                           805,170     801,330
                                                   --------------  ----------
    Total Partners' Capital                            68,817,386  74,234,449
                                                   --------------  ----------
    Total Liabilities and
     Partners' Capital                                 71,489,275  76,427,098
                                                   ==============  ==========
 NET ASSET VALUE PER UNIT                                   10.55       10.61
                                                   ==============  ==========

Statements of Operations

                                                  For the Years Ended
                                                     December 31,
                                          -----------------------------------
                                             2001        2000         1999
                                          ----------  -----------  ----------
                                              $           $            $
REVENUES
Trading profit (loss):
 Realized                                  2,132,212  (23,193,914) 32,274,037
 Net change in unrealized                  2,505,634   (7,577,681)  4,264,478
                                          ----------  -----------  ----------
  Total Trading Results                    4,637,846  (30,771,595) 36,538,515
Interest income (Morgan Stanley DW)        2,217,963    3,832,634   3,017,103
                                          ----------  -----------  ----------
  Total                                    6,855,809  (26,938,961) 39,555,618
                                          ----------  -----------  ----------
EXPENSES
Brokerage fees (Morgan Stanley DW)         5,152,756    5,798,093   5,837,887
Management fees                            2,183,596    2,880,999   3,137,509
Incentive fees                                --        1,269,237   2,451,152
                                          ----------  -----------  ----------
  Total                                    7,336,352    9,948,329  11,426,548
                                          ----------  -----------  ----------
NET INCOME (LOSS)                           (480,543) (36,887,290) 28,129,070
                                          ==========  ===========  ==========
Net Income (Loss) Allocation:
Limited Partners                            (475,383) (36,503,461) 27,829,050
General Partner                               (5,160)    (383,829)    300,020
Net Income (Loss) per Unit:
Limited Partners                               (0.06)       (5.24)       4.30
General Partner                                (0.06)       (5.24)       4.30

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Technical L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Technical L.P.)

Statements of Financial Condition

                                                           December 31,
                                                     ------------------------
                                                        2001         2000
                                                     -----------  -----------
                                                         $            $
                                    ASSETS
 Equity in futures interests trading accounts:
  Cash                                               246,172,354  231,502,090
  Net unrealized gain on open contracts (MS&Co.)      14,299,794   41,877,552
  Net unrealized loss on open contracts (MSIL)        (2,794,179)  (1,835,243)
                                                     -----------  -----------
  Total net unrealized gain on open contracts         11,505,615   40,042,309
                                                     -----------  -----------
    Total Trading Equity                             257,677,969  271,544,399
 Subscriptions receivable                              4,445,562    1,087,585
 Interest receivable (Morgan Stanley DW)                 318,673    1,063,044
                                                     -----------  -----------
    Total Assets                                     262,442,204  273,695,028
                                                     ===========  ===========
                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                   2,377,346    3,432,384
 Accrued brokerage fees (Morgan Stanley DW)            1,509,205    1,458,126
 Accrued management fees                                 581,531      559,827
 Accrued incentive fee                                    --          111,599
                                                     -----------  -----------
    Total Liabilities                                  4,468,082    5,561,936
                                                     -----------  -----------
 PARTNERS' CAPITAL
 Limited Partners (17,089,473.684 and 16,479,195.979
  Units, respectively)                               255,122,417  265,060,579
 General Partner (191,022.517 Units)                   2,851,705    3,072,513
                                                     -----------  -----------
    Total Partners' Capital                          257,974,122  268,133,092
                                                     -----------  -----------
    Total Liabilities and Partners' Capital          262,442,204  273,695,028
                                                     ===========  ===========
 NET ASSET VALUE PER UNIT                                  14.93        16.08
                                                     ===========  ===========

Statements of Operations

                                                For the Years Ended
                                                    December 31,
                                        -----------------------------------
                                           2001         2000       1999
                                        -----------  ---------- -----------
                                            $            $          $
    REVENUES
    Trading profit (loss):
     Realized                            30,115,483  12,255,064     726,179
     Net change in unrealized           (28,536,694) 22,006,013    (872,972)
                                        -----------  ---------- -----------
       Total Trading Results              1,578,789  34,261,077    (146,793)
    Interest income (Morgan Stanley DW)   8,288,660  11,613,896   9,593,178
                                        -----------  ---------- -----------
       Total                              9,867,449  45,874,973   9,446,385
                                        -----------  ---------- -----------
    EXPENSES
    Brokerage fees (Morgan Stanley DW)   19,556,056  17,835,223  19,176,380
    Management fees                       7,501,053   9,595,464  10,580,071
    Incentive fees                        2,093,709     166,085     430,097
                                        -----------  ---------- -----------
       Total                             29,150,818  27,596,772  30,186,548
                                        -----------  ---------- -----------
    NET INCOME (LOSS)                   (19,283,369) 18,278,201 (20,740,163)
                                        ===========  ========== ===========
    Net Income (Loss) Allocation:
    Limited Partners                    (19,062,561) 18,053,408 (20,531,494)
    General Partner                        (220,808)    224,793    (208,669)
    Net Income (Loss) per Unit:
    Limited Partners                          (1.15)       1.17       (1.21)
    General Partner                           (1.15)       1.17       (1.21)

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                            Units of
                           Partnership    Limited    General
                            Interest      Partners   Partner    Total
                          -------------  ----------  -------  ----------
                                             $          $         $
       Morgan Stanley Spectrum Commodity L.P.
       (formerly, Morgan Stanley Dean Witter Spectrum
       Commodity L.P.)
       Partners' Capital,
       December 31, 1998  3,788,464.700  24,622,999  285,317  24,908,316
       Net income               --        3,330,798   44,991   3,375,789
       Redemptions         (682,597.530) (4,643,635)    --    (4,643,635)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 1999  3,105,867.170  23,310,162  330,308  23,640,470
       Offering of Units    277,607.062   2,115,964     --     2,115,964
       Net income               --          612,086   10,276     622,362
       Redemptions         (809,685.913) (6,178,815)    --    (6,178,815)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 2000  2,573,788.319  19,859,397  340,584  20,199,981
       Offering of Units    287,171.772   1,838,372     --     1,838,372
       Net loss                 --       (4,800,953) (87,349) (4,888,302)
       Redemptions         (637,554.938) (4,175,372)    --    (4,175,372)
                          -------------  ----------  -------  ----------
       Partners' Capital,
       December 31, 2001  2,223,405.153  12,721,444  253,235  12,974,679
                          =============  ==========  =======  ==========

Statements of Changes in Partners' Capital
For the Year Ended December 31, 2001 and the period from July 3, 2000 (commencement of operations) to December 31, 2000

                           Units of
                          Partnership    Limited     General
                           Interest      Partners    Partner    Total
                         -------------  ----------  --------- ----------
                                            $           $         $
      Morgan Stanley Spectrum Currency L.P.
      (formerly, Morgan Stanley Dean Witter Spectrum Currency L.P.)
      Partners' Capital,
      July 3, 2000
       (commencement of
       operations)               2.000          10         10         20
      Initial Offering     633,152.332   4,886,888  1,444,635  6,331,523
      Offering of Units    980,783.417  10,281,803    100,000 10,381,803
      Net income               --        1,134,371    174,173  1,308,544
      Redemptions         (207,486.516) (2,314,658)    --     (2,314,658)
                         -------------  ----------  --------- ----------
      Partners' Capital,
      December 31, 2000  1,406,451.233  13,988,414  1,718,818 15,707,232
      Offering of Units  2,572,156.095  28,921,302    277,000 29,198,302
      Net income               --        4,119,027    217,312  4,336,339
      Redemptions         (125,958.895) (1,430,132)    --     (1,430,132)
                         -------------  ----------  --------- ----------
      Partners' Capital,
      December 31, 2001  3,852,648.433  45,598,611  2,213,130 47,811,741
                         =============  ==========  ========= ==========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                           Units of
                          Partnership    Limited     General
                           Interest      Partners    Partner     Total
                         -------------  -----------  -------  -----------
                                            $           $          $
      Morgan Stanley Spectrum Global Balanced L.P.
      (formerly, Morgan Stanley Dean Witter Spectrum Global
      Balanced L.P.)
      Partners' Capital,
      December 31, 1998  2,869,073.505   45,399,750  514,122   45,913,872
      Offering of Units  1,019,759.235   16,184,278  135,000   16,319,278
      Net income               --           397,258    5,052      402,310
      Redemptions         (299,009.049)  (4,771,448)    --     (4,771,448)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 1999  3,589,823.691   57,209,838  654,174   57,864,012
      Offering of Units    568,088.752    8,983,545     --      8,983,545
      Net income               --           433,786    5,568      439,354
      Redemptions         (720,447.437) (11,407,161)    --    (11,407,161)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2000  3,437,465.006   55,220,008  659,742   55,879,750
      Offering of Units    640,074.598   10,254,342     --     10,254,342
      Net loss                 --          (150,650)  (1,949)    (152,599)
      Redemptions         (512,291.775)  (8,195,733)    --     (8,195,733)
                         -------------  -----------  -------  -----------
      Partners' Capital,
      December 31, 2001  3,565,247.829   57,127,967  657,793   57,785,760
                         =============  ===========  =======  ===========

                         Units of
                        Partnership     Limited      General
                         Interest       Partners     Partner      Total
                       --------------  -----------  ---------  -----------
                                           $            $           $
    Morgan Stanley Spectrum Select L.P.
    (formerly, Morgan Stanley Dean Witter Spectrum Select L.P.)
    Partners' Capital,
    December 31, 1998   8,407,766.751  196,915,644  3,166,872  200,082,516
    Offering of Units   2,238,093.744   51,589,367      --      51,589,367
    Net loss                 --        (16,455,697)  (238,717) (16,694,414)
    Redemptions          (928,973.063) (21,171,795)     --     (21,171,795)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 1999   9,716,887.432  210,877,519  2,928,155  213,805,674
    Offering of Units   1,339,972.159   28,581,403      --      28,581,403
    Net income               --         14,165,099    125,946   14,291,045
    Redemptions        (1,693,772.364) (35,441,903)  (506,250) (35,948,153)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2000   9,363,087.227  218,182,118  2,547,851  220,729,969
    Offering of Units   1,676,778.529   41,261,535      --      41,261,535
    Net income               --          3,123,455     41,894    3,165,349
    Redemptions          (965,150.030) (23,745,268)     --     (23,745,268)
                       --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2001  10,074,715.726  238,821,840  2,589,745  241,411,585
                       ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                          Units of
                         Partnership     Limited      General
                          Interest       Partners     Partner      Total
                        --------------  -----------  ---------  -----------
                                            $            $           $
    Morgan Stanley Spectrum Strategic L.P.
    (formerly, Morgan Stanley Dean Witter Spectrum Strategic L.P.)
    Partners' Capital,
    December 31, 1998    6,096,199.701   69,671,636    750,139   70,421,775
    Offering of Units -  1,300,877.987   16,846,544    100,000   16,946,544
    Net income                --         27,829,050    300,020   28,129,070
    Redemptions           (601,106.169)  (7,804,868)     --      (7,804,868)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 1999    6,795,971.519  106,542,362  1,150,159  107,692,521
    Offering of Units    1,467,043.314   17,566,488     35,000   17,601,488
    Net loss                  --        (36,503,461)  (383,829) (36,887,290)
    Redemptions         (1,268,061.404) (14,172,270)     --     (14,172,270)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2000    6,994,953.429   73,433,119    801,330   74,234,449
    Offering of Units      892,802.518    9,240,482      9,000    9,249,482
    Net loss                  --           (475,383)    (5,160)    (480,543)
    Redemptions         (1,362,078.833) (14,186,002)     --     (14,186,002)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2001    6,525,677.114   68,012,216    805,170   68,817,386
                        ==============  ===========  =========  ===========

                          Units of
                         Partnership     Limited      General
                          Interest       Partners     Partner      Total
                        --------------  -----------  ---------  -----------
                                            $            $           $
    Morgan Stanley Spectrum Technical L.P.
    (formerly, Morgan Stanley Dean Witter Spectrum Technical L.P.)
    Partners' Capital,
    December 31, 1998   15,824,199.968  252,455,045  2,646,389  255,101,434
    Offering of Units -  3,976,153.731   61,073,132    410,000   61,483,132
    Net loss                  --        (20,531,494)  (208,669) (20,740,163)
    Redemptions         (1,772,457.606) (27,088,685)     --     (27,088,685)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 1999   18,027,896.093  265,907,998  2,847,720  268,755,718
    Offering of Units    2,110,290.038   29,668,693      --      29,668,693
    Net income                --         18,053,408    224,793   18,278,201
    Redemptions         (3,467,967.635) (48,569,520)     --     (48,569,520)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2000   16,670,218.496  265,060,579  3,072,513  268,133,092
    Offering of Units    2,591,525.213   40,832,142      --      40,832,142
    Net loss                  --        (19,062,561)  (220,808) (19,283,369)
    Redemptions         (1,981,247.508) (31,707,743)     --     (31,707,743)
                        --------------  -----------  ---------  -----------
    Partners' Capital,
    December 31, 2001   17,280,496.201  255,122,417  2,851,705  257,974,122
                        ==============  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Commodity L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Commodity L.P.)

Statements of Cash Flows

                                            For the Years Ended
                                               December 31,
                                    ----------------------------------
                                       2001        2000        1999
                                    ----------  ----------  ----------
                                        $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                   (4,888,302)    622,362   3,375,789
Noncash item included in net income
 (loss):
  Net change in unrealized            (392,362)    567,711  (1,178,071)
(Increase) decrease in operating
 assets:
  Interest receivable (Morgan
   Stanley DW and MS&Co.)               71,999     (12,936)      2,530
Increase (decrease) in operating
 liabilities:
  Accrued brokerage fees (Morgan
   Stanley DW and MS&Co.)              (25,627)      6,801     (10,395)
  Accrued management fees
   (MSCM)                              (13,928)     (6,322)     (7,121)
  Service fees payable (Demeter)        --         (19,404)     (2,849)
                                    ----------  ----------  ----------
  Net cash provided by (used for)
   operating activities             (5,248,220)  1,158,212   2,179,883
                                    ----------  ----------  ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Offering of Units                    1,838,372   2,115,964      --
(Increase) decrease in
 subscriptions receivable              107,847    (215,897)     --
Increase (decrease) in redemptions
 payable                               (72,245)    220,378    (626,002)
Redemptions of Units                (4,175,372) (6,178,815) (4,643,635)
                                    ----------  ----------  ----------
Net cash used for financing
 activities                         (2,301,398) (4,058,370) (5,269,637)
                                    ----------  ----------  ----------
Net decrease in cash                (7,549,618) (2,900,158) (3,089,754)
Balance at beginning of period      20,529,979  23,430,137  26,519,891
                                    ----------  ----------  ----------
Balance at end of period            12,980,361  20,529,979  23,430,137
                                    ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Currency L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Currency L.P.)

Statements of Cash Flows

                                                For the Period from
                                                   July 3, 2000
                                   For the Year  (commencement of
                                      Ended       operations) to
                                   December 31,    December 31,
                                       2001            2000
                                   ------------ -------------------
                                        $                $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                           4,336,339       1,308,544
Noncash item included in net
 income:
  Net change in unrealized          (2,622,814)       (555,569)
(Increase) decrease in operating
 assets:
  Interest receivable (Morgan
   Stanley DW)                           4,876         (55,464)
Increase in operating liabilities:
  Accrued incentive fees               880,379          32,876
  Accrued brokerage fees
    (Morgan Stanley DW)                 99,484          55,245
  Accrued management fees               43,254          24,020
                                    ----------      ----------
  Net cash provided by
   operating activities              2,741,518         809,652
                                    ----------      ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Initial offering                        --           6,331,543
Offering of Units                   29,198,302      10,381,803
(Increase) decrease in
 subscriptions receivable              412,033      (3,054,150)
Increase (decrease) in
 redemptions payable                (2,072,127)      2,237,351
Redemptions of Units                (1,430,132)     (2,314,658)
                                    ----------      ----------
Net cash provided by
 financing activities               26,108,076      13,581,889
                                    ----------      ----------
Net increase in cash                28,849,594      14,391,541
Balance at beginning of period      14,391,541          --
                                    ----------      ----------
Balance at end of period            43,241,135      14,391,541
                                    ==========      ==========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Global Balanced L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Global Balanced L.P.)

Statements of Cash Flows

                                                For the Years Ended
                                                    December 31,
                                        -----------------------------------
                                           2001        2000         1999
                                        ----------  -----------  ----------
                                            $           $            $
   CASH FLOWS FROM
    OPERATING ACTIVITIES
   Net income (loss)                      (152,599)     439,354     402,310
   Noncash item included in net
    income (loss):
     Net change in unrealized            2,628,436   (2,507,530)  1,157,073
   (Increase) decrease in operating
    assets:
     Net option premiums                   192,500     (192,500)     --
     Interest receivable (Morgan
      Stanley DW)                          191,236      (40,455)    (77,458)
   Increase (decrease) in operating
    liabilities:
     Accrued brokerage fees
      (Morgan Stanley DW)                   17,157      (14,106)     47,054
     Accrued management fees                 4,661       (3,833)     12,787
     Incentive fees payable                 --           --         (69,730)
                                        ----------  -----------  ----------
     Net cash provided by (used for)
      operating activities               2,881,391   (2,319,070)  1,472,036
                                        ----------  -----------  ----------
   CASH FLOWS FROM
    FINANCING ACTIVITIES
   Offering of Units                    10,254,342    8,983,545  16,319,278
   (Increase) decrease in subscriptions
    receivable                             (81,007)     317,320     315,143
   Increase (decrease) in redemptions
    payable                                122,794      (65,251)    549,551
   Redemptions of Units                 (8,195,733) (11,407,161) (4,771,448)
                                        ----------  -----------  ----------
   Net cash provided by
    (used for) financing activities      2,100,396   (2,171,547) 12,412,524
                                        ----------  -----------  ----------
   Net increase (decrease) in cash       4,981,787   (4,490,617) 13,884,560
   Balance at beginning of period       52,414,304   56,904,921  43,020,361
                                        ----------  -----------  ----------
   Balance at end of period             57,396,091   52,414,304  56,904,921
                                        ==========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Select L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Select L.P.)

Statements of Cash Flows

                                              For the Years Ended
                                                 December 31,
                                    --------------------------------------
                                        2001         2000         1999
                                    ------------  -----------  -----------
                                         $            $            $
    CASH FLOWS FROM
     OPERATING ACTIVITIES
    Net income (loss)                  3,165,349   14,291,045  (16,694,414)
    Noncash item included in net
     income (loss):
      Net change in unrealized        20,155,561  (18,665,233)   1,547,990
    (Increase) decrease in
     operating assets:
      Net option premiums               (167,063)     776,380     (776,380)
      Interest receivable (Morgan
       Stanley DW)                       584,598     (167,649)    (130,447)
    Increase (decrease) in
     operating liabilities:
      Accrued brokerage
       fees (Morgan Stanley DW)          208,881      (39,496)     106,631
      Accrued management fees             86,434      (16,344)      44,124
                                    ------------  -----------  -----------
      Net cash provided by (used
       for) operating activities      24,033,760   (3,821,297) (15,902,496)
                                    ------------  -----------  -----------
    CASH FLOWS FROM
     FINANCING ACTIVITIES
    Offering of Units                 41,261,535   28,581,403   51,589,367
    (Increase) decrease in
     subscriptions receivable         (3,407,225)   2,146,110    2,291,656
    Increase (decrease) in
     redemptions payable                 484,897   (1,653,713)   2,824,861
    Redemptions of Units             (23,745,268) (35,948,153) (21,171,795)
                                    ------------  -----------  -----------
    Net cash provided by (used for)
     financing activities             14,593,939   (6,874,353)  35,534,089
                                    ------------  -----------  -----------
    Net increase (decrease) in cash   38,627,699  (10,695,650)  19,631,593
    Balance at beginning of period   196,555,362  207,251,012  187,619,419
                                    ------------  -----------  -----------
    Balance at end of period         235,183,061  196,555,362  207,251,012
                                    ============  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Strategic L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Strategic L.P.)

Statements of Cash Flows

                                                For the Years Ended
                                                   December 31,
                                       ------------------------------------
                                          2001         2000         1999
                                       -----------  -----------  ----------
                                           $            $            $
    CASH FLOWS FROM
     OPERATING ACTIVITIES
    Net income (loss)                     (480,543) (36,887,290) 28,129,070
    Noncash item included in net
     income (loss):
      Net change in unrealized          (2,505,634)   7,577,681  (4,264,478)
    (Increase) decrease in operating
     assets:
      Net option premiums                  (62,352)    (237,853)    237,299
      Interest receivable (Morgan
       Stanley DW)                         217,520       32,703    (134,335)
    Increase (decrease) in operating
     liabilities:
      Accrued brokerage fees
       (Morgan Stanley DW)                  14,950     (180,709)    184,395
      Accrued management fees              (11,028)    (127,069)     94,670
      Accrued incentive fee               (289,687)     289,687      --
                                       -----------  -----------  ----------
      Net cash provided by (used for)
       operating activities             (3,116,774) (29,532,850) 24,246,621
                                       -----------  -----------  ----------
    CASH FLOWS FROM
     FINANCING ACTIVITIES
    Offering of Units                    9,249,482   17,601,488  16,946,544
    (Increase) decrease in
     subscriptions receivable             (189,876)   1,281,898      52,093
    Increase in redemptions payable        765,005      459,233     448,884
    Redemptions of Units               (14,186,002) (14,172,270) (7,804,868)
                                       -----------  -----------  ----------
    Net cash provided by
     (used for) financing activities    (4,361,391)   5,170,349   9,642,653
                                       -----------  -----------  ----------
    Net increase (decrease) in cash     (7,478,165) (24,362,501) 33,889,274
    Balance at beginning of period      73,445,827   97,808,328  63,919,054
                                       -----------  -----------  ----------
    Balance at end of period            65,967,662   73,445,827  97,808,328
                                       ===========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Technical L.P.
(formerly, Morgan Stanley Dean Witter Spectrum Technical L.P.)

Statements of Cash Flows

                                              For the Years Ended
                                                  December 31,
                                     -------------------------------------
                                        2001         2000         1999
                                     -----------  -----------  -----------
                                          $           $            $
    CASH FLOWS FROM
     OPERATING ACTIVITIES
    Net income (loss)                (19,283,369)  18,278,201  (20,740,163)
    Noncash item included in net
     income (loss):
      Net change in unrealized        28,536,694  (22,006,013)     872,972
    (Increase) decrease in operating
     assets:
      Net option premiums                 --          (74,725)      74,725
      Interest receivable (Morgan
       Stanley DW)                       744,371     (162,089)    (183,270)
    Increase (decrease) in operating
     liabilities:
      Accrued brokerage fees
       (Morgan Stanley DW)                51,079     (101,355)     120,330
      Accrued management fees             21,704     (300,576)      66,388
      Accrued incentive fee             (111,599)     111,599       --
                                     -----------  -----------  -----------
      Net cash provided by (used
       for) operating activities       9,958,880   (4,254,958) (19,789,018)
                                     -----------  -----------  -----------
    CASH FLOWS FROM
     FINANCING ACTIVITIES
    Offering of Units                 40,832,142   29,668,693   61,483,132
    (Increase) decrease in
     subscriptions receivable         (3,357,977)   2,839,329       75,719
    Increase (decrease) in
     redemptions payable              (1,055,038)     374,791    1,718,282
    Redemptions of Units             (31,707,743) (48,569,520) (27,088,685)
                                     -----------  -----------  -----------
    Net cash provided by (used for)
     financing activities              4,711,384  (15,686,707)  36,188,448
                                     -----------  -----------  -----------
    Net increase (decrease)
     in cash                          14,670,264  (19,941,665)  16,399,430
    Balance at beginning of period   231,502,090  251,443,755  235,044,325
                                     -----------  -----------  -----------
    Balance at end of period         246,172,354  231,502,090  251,443,755
                                     ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Commodity L.P. (formerly, Morgan Stanley Dean Witter Spectrum Commodity L.P.)

Schedule of Investments
December 31, 2001

Partnership Net Assets: $12,974,679

                                                    Long   Short
                                                   Gain/   Gain/           Net           Percentage of # of Contracts/
Futures and Forward Contracts:                     (Loss)  (Loss) Unrealized Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                     ------- ------ ---------------------- ------------- ----------------
                                                      $      $              $                 %
Commodity                                                                367,079
                                                   367,079   --          -------             2.83            795
     Total Net Unrealized Gain per Statement of
       Financial Condition                                               367,079
                                                                         =======

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Currency L.P. (formerly, Morgan Stanley Dean Witter Spectrum Currency L.P.)

Schedule of Investments
December 31, 2001

Partnership Net Assets: $47,811,741


                                                    Long    Short
                                                   Gain/    Gain/             Net           Percentage of # of Contracts/
Futures and Forward Contracts:                     (Loss)   (Loss)   Unrealized Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                     ------- --------- ---------------------- ------------- ----------------
                                                      $        $               $                  %
Foreign currency                                   503,253 2,675,130       3,178,383            6.65*      7,044,346,181
                                                                           ---------
     Total Net Unrealized Gain per Statement of
       Financial Condition                                                 3,178,383
                                                                           =========

*No single contract's value exceeds 5% of Net Assets.

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Global Balanced L.P. (formerly, Morgan Stanley Dean Witter Spectrum Global Balanced L.P.)

Schedule of Investments
December 31, 2001

Partnership Net Assets: $57,785,760

                                                 Long
                                                Gain/       Short             Net           Percentage of # of Contracts/
Futures and Forward Contracts:                  (Loss)   Gain/(Loss) Unrealized Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                 --------  ----------- ---------------------- ------------- ----------------
                                                   $          $                 $                 %
Foreign Currency                                545,662    121,385           667,047             1.15        6,800,319
Interest Rate                                   (30,784)   207,014           176,230             0.30            1,132
Commodity                                      (166,876)    43,389          (123,487)           (0.21)             437
Equity                                           57,696         --            57,696             0.10              209
                                               --------    -------          --------            -----
   Grand Total:                                 405,698    371,788           777,486             1.34
                                               ========    =======                              =====
   Unrealized Currency Loss                                                  (88,278)
                                                                            --------
   Total Net Unrealized Gain per Statement of
     Financial Condition                                                     689,208
                                                                            ========

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Select L.P. (formerly, Morgan Stanley Dean Witter Spectrum Select L.P.)

Schedule of Investments
December 31, 2001

Partnership Net Assets: $241,411,585

                                                  Long        Short             Net           Percentage of # of Contracts/
Futures and Forward Contracts:                 Gain/(Loss) Gain/(Loss) Unrealized Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                 ----------- ----------- ---------------------- ------------- ----------------
                                                    $           $                 $                 %
Foreign currency                                3,340,060   5,340,666         8,680,726            3.60      19,685,077,273
Interest rate                                    (590,545)  1,010,165           419,620            0.17               6,472
Commodity                                      (1,867,521)   (573,394)       (2,440,915)          (1.01)              2,686
Equity                                            142,296     (57,555)           84,741            0.03                 722
                                               ----------   ---------        ----------           -----
   Grand Total:                                 1,024,290   5,719,882         6,744,172            2.79
                                               ==========   =========                             =====
   Unrealized Currency Loss                                                  (1,347,436)
                                                                             ----------
   Total Net Unrealized Gain per Statement of
     Financial Condition                                                      5,396,736
                                                                             ==========

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Strategic L.P. (formerly, Morgan Stanley Dean Witter Spectrum Strategic L.P.)

Schedule of Investments
December 31, 2001

Partnership Net Assets: $68,817,386

                                                  Long        Short             Net           Percentage of # of Contracts/
Futures and Forward Contracts:                 Gain/(Loss) Gain/(Loss) Unrealized Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                 ----------- ----------- ---------------------- ------------- ----------------
                                                    $           $                $                 %
Foreign currency                                 (163,374)  1,006,617          843,243            1.23            20,788
Commodity                                       2,761,214     632,208        3,393,422            4.93             4,965
Interest rate                                     160,801          --          160,801            0.23               599
Equity                                            137,400       2,400          139,800            0.20                35
                                                ---------   ---------        ---------            ----
   Grand Total:                                 2,896,041   1,641,225        4,537,266            6.59
                                                =========   =========                             ====
   Unrealized Currency Loss                                                    (45,500)
                                                                             ---------
   Total Net Unrealized Gain per Statement of
     Financial Condition                                                     4,491,766
                                                                             =========

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Technical L.P. (formerly, Morgan Stanley Dean Witter Spectrum Technical L.P.)

Schedule of Investments
December 31, 2001

Partnership Net Assets: $257,947,122


                                                      Long        Short             Net           Percentage of # of Contracts/
Futures and Forward Contracts:                     Gain/(Loss) Gain/(Loss) Unrealized Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                     ----------- ----------- ---------------------- ------------- ----------------
                                                        $           $                 $                 %
Foreign currency                                    2,247,864  10,754,547        13,002,411            5.04*     29,705,176,931
Interest rate                                        (323,455)  1,378,568         1,055,113            0.41               8,984
Commodity                                          (2,009,527) (1,765,451)       (3,774,978)          (1.46)              5,538
Equity                                                195,865     (31,771)          164,094            0.06                 584
                                                   ----------  ----------        ----------           -----
     Grand Total:                                     110,747  10,335,893        10,446,640            4.05
                                                   ==========  ==========                             =====
     Unrealized Currency Gain                                                     1,058,975
                                                                                 ----------
     Total Net Unrealized Gain per Statement of
       Financial Condition                                                       11,505,615
                                                                                 ==========

*No single contract's value exceeds 5% of Net Assets.
The accompanying notes are an integral part of these financial statements.

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Morgan Stanley Spectrum Commodity L.P. (formerly known as Morgan Stanley Dean Witter Spectrum Commodity L.P.) ("Spectrum Commodity"), Morgan Stanley Spectrum Currency L.P. (formerly known as Morgan Stanley Dean Witter Spectrum Currency L.P.) ("Spectrum Currency"), Morgan Stanley Spectrum Global Balanced L.P. (formerly known as Morgan Stanley Dean Witter Spectrum Global Balanced L.P.) ("Spectrum Global Balanced"), Morgan Stanley Spectrum Select L.P. (formerly known as Morgan Stanley Dean Witter Spectrum Select L.P.) ("Spectrum Select"), Morgan Stanley Spectrum Strategic L.P. (formerly known as Morgan Stanley Dean Witter Spectrum Strategic L.P.) ("Spectrum Strategic") and Morgan Stanley Spectrum Technical L.P. (formerly known as Morgan Stanley Dean Witter Spectrum Technical L.P.) ("Spectrum Technical"), (individually, a "Partnership," or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agricultural products (collectively, "futures interests").

The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to October 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to Spectrum Global Balanced, Spectrum Select, Spectrum Strategic and Spectrum Technical. Morgan Stanley Commodities Management, Inc. ("MSCM") is the trading advisor to Spectrum Commodity. Demeter, Morgan Stanley DW, MS&Co., MSIL and MSCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

Spectrum Commodity became one of the Spectrum Series of funds effective March 6, 2000.

Spectrum Currency commenced trading as of July 3, 2000.

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Effective September 28, 2001 Morgan Stanley Dean Witter Commodities Management Inc. changed its name to Morgan Stanley Commodities Management Inc.
On November 1, 2001, the Partnerships were renamed Morgan Stanley Spectrum Commodity L.P., Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P. and Morgan Stanley Spectrum Technical L.P.

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Continued)


Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profits (losses) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays each Partnership interest income based upon 80% of its average daily "Net Assets" (as defined in the limited partnership agreements) for the month in the case of Spectrum Commodity, Spectrum Currency, Spectrum Select, Spectrum Strategic and Spectrum Technical, and 100% in the case of Spectrum Global Balanced. The interest rate is equal to a prevailing rate on U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Condensed Schedule of Investments--In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments identifying those investments which constitute more than 5% of net assets, taking long and short positions into account separately.

Equity in Futures Interests Trading Accounts--The Partnerships' asset "Equity in futures interests trading accounts," reflected in the statements of financial condition consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value,

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Continued)

and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

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

Brokerage and Related Transaction Fees and Costs-- The brokerage fees for Spectrum Commodity, Spectrum Currency and Spectrum Global Balanced are accrued at a flat monthly rate of 1/12 of 4.6% (a 4.6% annual rate) of Net Assets as of the first day of each month. Prior to April 1, 2000, brokerage fees for Spectrum Commodity were accrued at a monthly rate of 1/12 of 3.65% of Net Assets (a 3.65% annual rate) as of the first day of each month.

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

Operating Expenses--The Partnerships incur monthly management fees and may incur incentive fees. All common administrative and continuing offering expenses including legal, auditing, accounting, filing fees and other related expenses are borne by Morgan Stanley DW through the brokerage fees paid by the Partnerships.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Continued)


Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Continuing Offering--Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of the month. No selling commissions or charges related to the continuing offering of Units will be paid by the Limited Partners or the Partnerships. Morgan Stanley DW will pay all such costs.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of the last day of any month that is at least six months after the closing at which a person becomes a Limited Partner, upon five business days advance notice by redemption form to Demeter. Thereafter, Units redeemed on or prior to the last day of the twelfth month after such Units were purchased will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the date of such redemption. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month after which such Units were purchased will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the date of such redemption. Units redeemed after the last day of the twenty-fourth month after which such Units were purchased will not be subject to a redemption charge. The foregoing redemption charges are paid to Morgan Stanley DW. Redemptions must be made in whole Units, in a minimum amount of 50 Units, unless a Limited Partner is redeeming his entire interest in a Partnership.

Exchanges--On the last day of the first month which occurs more than six months after a person first becomes a Limited Partner in any of the Partnerships, and at the end of each month thereafter, Limited Partners may exchange their investment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.

Dissolution of the Partnerships--Spectrum Commodity will terminate on December 31, 2027, Spectrum Currency, Spectrum Global Balanced, Spectrum Strategic and Spectrum Technical will terminate on December 31, 2035 and Spectrum Select will terminate on December 31, 2025 regardless of financial condition at such time, or at an earlier date if certain conditions occur as defined in each Partnership's Limited Partnership Agreement.

2. Related Party Transactions

The Partnerships pay brokerage fees to Morgan Stanley DW as described in Note
1. Each Partnership's cash is on deposit with Morgan Stanley DW, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed.

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Continued)

Morgan Stanley DW pays interest on these funds as described in Note 1. Spectrum Commodity paid Demeter a service fee prior to April 1, 2000 and pays management fees, and when applicable, incentive fees to MSCM.

3. Trading Advisors

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership are as follows:

Morgan Stanley Spectrum Commodity L.P.
 Morgan Stanley Commodities Management Inc.

Morgan Stanley Spectrum Currency L.P.
 John W. Henry & Company, Inc. ("JWH")
 Sunrise Capital Partners, LLC ("Sunrise")

Morgan Stanley Spectrum Global Balanced L.P.
 RXR, Inc. ("RXR")

Effective June 1, 2001 RXR was acquired by SSARIS Advisors, LLC.

Morgan Stanley Spectrum Select L.P.
 EMC Capital Management, Inc.
 Rabar Market Research, Inc.
 Sunrise Capital Management, Inc.
 Northfield Trading L.P.

Effective May 1, 2001 Spectrum Select entered into a management agreement with Northfield Trading L.P., ("Northfield") adding Northfield as its fourth trading advisor to the Partnership.

Morgan Stanley Spectrum Strategic L.P.
 Allied Irish Capital Management, Ltd. ("AICM")
 Blenheim Capital Management, L.L.C. ("Blenheim")
 Eclipse Capital Management, Inc. ("Eclipse")

Effective August 31, 2001 Blenheim Investments, Inc. changed its name to Blenheim Capital Management, L.L.C.

Effective April 14, 2000, Willowbridge Associates Inc. ("Willowbridge") was terminated as an advisor to Spectrum Strategic. The assets of the Partnership previously allocated to Willowbridge were allocated to Eclipse, effective June 26, 2000.

Effective March 4, 1999, Stonebrook Capital Management Inc. ("Stonebrook") was terminated as an advisor to Spectrum Strategic. The assets of the Partnership previously allocated to Stonebrook were allocated to AICM, effective June 1, 1999.

Morgan Stanley Spectrum Technical L.P.
 Campbell & Company, Inc. ("Campbell")
 Chesapeake Capital Corporation ("Chesapeake")
 John W. Henry & Company, Inc.

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Continued)

Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

Management Fee--The management fee for Spectrum Commodity is accrued at the rate of 5/24 of 1% of Net Assets on the first day of each month (a 2.5% annual rate).

The management fee for Spectrum Currency is accrued at the rate of 1/12 of 2% of Net Assets on the first day of each month (a 2% annual rate). Prior to December 1, 2000, the management fee was accrued at the rate of 1/3 of 1% of Net Assets allocated to JWH on the first day of each month and 1/4 of 1% of Net Assets allocated to Sunrise on the first day of each month (annual rates of 4% and 3%, respectively).

The management fee for Spectrum Global Balanced is accrued at the rate of 5/48 of 1% per month of Net Assets on the first day of each month (a 1.25% annual rate).

The management fee for Spectrum Select is accrued at the rate of 1/4 of 1% per month of Net Assets allocated to each trading advisor on the first day of each month (a 3% annual rate).

The management fee for Spectrum Strategic is accrued at the rate of 1/12 of 3% of Net Assets on the first day of each month, (a 3% annual rate). Prior to March 23, 2001 the management fee allocated to Blenheim was accrued at a rate of 1/12 of 4% per month of Net Assets as of the first day of each month (a 4% annual rate).

The management fee for Spectrum Technical is accrued at the rate of 1/12 of 2% of Net Assets allocated to JWH on the first day of each month, 1/12 of 3% of Net Assets allocated to Campbell on the first day of each month and 1/12 of 4% of Net Assets allocated to Chesapeake on the first day of each month (annual rates of 2%, 3% and 4% respectively). Prior to December 1, 2000 the management fee was accrued to each trading advisor at the rate of 1/3 of 1% of Net Assets on the first day of each month (a 4% annual rate).

Incentive Fee--Spectrum Commodity pays an annual incentive fee equal to 17.5% of Partnership trading profits, as determined from the end of the last period in which an incentive fee was earned. Prior to December 1, 2000, Spectrum Commodity paid an annual incentive fee to MSCM equal to 20% of the trading profits.

Spectrum Currency pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to each trading advisor's allocated Net Assets as of the end of each calendar month. Prior to December 1, 2000, Spectrum Currency paid a monthly incentive fee equal to 15% of the trading profits.

Spectrum Global Balanced, Spectrum Select and Spectrum Strategic each pay a monthly incentive fee equal to 15% of the

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Continued)

trading profits experienced with respect to each trading advisor's allocated Net Assets as of the end of each calendar month.

Spectrum Technical pays a monthly incentive fee equal to 20% of the trading profits experienced with respect to the Net Assets allocated to Campbell and JWH as of the end of each calendar month and 19% of the trading profits experienced with respect to the Net Assets allocated to Chesapeake as of the end of each calendar month. Prior to December 1, 2000, Spectrum Technical paid an incentive fee equal to 15% of trading profits to Campbell and JWH.

Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage and management fees are deducted.

For all Partnerships when trading losses are incurred, no incentive fee will be paid in subsequent months until all such losses are recovered. Cumulative trading losses are adjusted on a pro-rata basis for the net amount of each month's subscriptions and redemptions.

4. Financial Instruments

The Partnerships trade futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Continued)

The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:


Spectrum Commodity

                    Net Unrealized Gains/
                  (Losses) on Open Contracts     Longest Maturities
               -------------------------------  ---------------------
                            Off-                             Off-
               Exchange-  Exchange-             Exchange-  Exchange-
          Year  Traded     Traded      Total     Traded     Traded
          ---- ---------  ---------  ---------  ---------- ----------
                   $          $          $
          2001   367,079      --       367,079   Dec. 2002     --
          2000   (25,283)     --       (25,283) April 2001     --

          Spectrum Currency

                     Net Unrealized Gains
                      on Open Contracts          Longest Maturities
               -------------------------------  ---------------------
                            Off-                             Off-
               Exchange-  Exchange-             Exchange-  Exchange-
          Year  Traded     Traded      Total     Traded     Traded
          ---- ---------  ---------  ---------  ---------- ----------
                   $          $          $
          2001     --     3,178,383  3,178,383      --     March 2002
          2000     --       555,569    555,569      --     March 2001

          Spectrum Global Balanced

                    Net Unrealized Gains/
                  (Losses) on Open Contracts     Longest Maturities
               -------------------------------  ---------------------
                            Off-                             Off-
               Exchange-  Exchange-             Exchange-  Exchange-
          Year  Traded     Traded      Total     Traded     Traded
          ---- ---------  ---------  ---------  ---------- ----------
                   $          $          $
          2001   646,308     42,900    689,208  March 2002 March 2002
          2000 3,374,178    (56,534) 3,317,644   June 2001 March 2001

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Continued)


Spectrum Select

                      Net Unrealized Gains
                       on Open Contracts          Longest Maturities
                -------------------------------- --------------------
                             Off-                            Off-
                Exchange-  Exchange-             Exchange- Exchange-
           Year  Traded     Traded      Total     Traded    Traded
           ---- ---------- ---------  ---------- --------- ----------
                    $          $          $
           2001  1,010,544 4,386,192   5,396,736 Dec. 2002 March 2002
           2000 23,901,575 1,650,722  25,552,297 Dec. 2001 March 2001

           Spectrum Strategic

                      Net Unrealized Gains
                       on Open Contracts          Longest Maturities
                -------------------------------- --------------------
                             Off-                            Off-
                Exchange-  Exchange-             Exchange- Exchange-
           Year  Traded     Traded      Total     Traded    Traded
           ---- ---------- ---------  ---------- --------- ----------
                    $          $          $
           2001 4,491,712      54      4,491,766 Dec. 2002  Jan. 2002
           2000 1,986,132      --      1,986,132 Dec. 2001     --

           Spectrum Technical

                      Net Unrealized Gains
                       on Open Contracts          Longest Maturities
                -------------------------------- --------------------
                             Off-                            Off-
                Exchange-  Exchange-             Exchange- Exchange-
           Year  Traded     Traded      Total     Traded    Traded
           ---- ---------- ---------  ---------- --------- ----------
                    $          $          $
           2001    828,853 10,676,762 11,505,615 Dec. 2002 March 2002
           2000 37,170,209  2,872,100 40,042,309 Dec. 2001 March 2001

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Continued)


The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.

The Partnerships also have credit risk because Morgan Stanley DW, MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS&Co. and MSIL, as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2001 and 2000 respectively, $13,347,440 and $20,504,696 for Spectrum Commodity, $43,241,135 and $14,391,541 for Spectrum Currency, $58,042,399 and $55,788,482 for Spectrum Global Balanced, $236,193,605 and $220,456,937 for Spectrum Select, $70,459,374
and $75,431,959 for Spectrum Strategic and $247,001,207 and $268,672,299 for
Spectrum Technical. With respect to the Partnerships' off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Continued)


5. Financial Highlights

Spectrum Commodity

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2001:    $ 7.85
                                                      ------
                 NET OPERATING RESULTS:
                   Realized Loss                       (1.91)
                   Unrealized Profit                    0.16
                   Interest Income                      0.22
                   Expenses                            (0.48)
                                                      ------
                   Net Loss                            (2.01)
                                                      ------
                 NET ASSET VALUE, DECEMBER 31, 2001:  $ 5.84
                                                      ======
                   Expense Ratio                         7.4%
                   Net Loss Ratio                      (31.7)%
                 TOTAL RETURN                          (25.6)%

Spectrum Currency

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2001:    $11.17
                                                      ------
                 NET OPERATING RESULTS:
                   Realized Profit                      1.11
                   Unrealized Profit                    1.00
                   Interest Income                      0.28
                   Expenses                            (1.15)
                                                      ------
                   Net Income                           1.24
                                                      ------
                 NET ASSET VALUE, DECEMBER 31, 2001:  $12.41
                                                      ======
                   Expense Ratio                         9.8%
                   Net Income Ratio                     14.0%

                 TOTAL RETURN                           11.1%

Spectrum Global Balanced

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2001:    $16.26
                                                      ------
                 NET OPERATING RESULTS:
                   Realized Profit                      1.02
                   Unrealized Loss                     (0.74)
                   Interest Income                      0.61
                   Expenses                            (0.94)
                                                      ------
                   Net Loss                            (0.05)
                                                      ------
                 NET ASSET VALUE, DECEMBER 31, 2001:  $16.21
                                                      ======
                   Expense Ratio                         5.8%
                   Net Loss Ratio                       (0.3)%
                 TOTAL RETURN                           (0.3)%

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Continued)

Spectrum Select

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2001:    $23.57
                                                      ------
                 NET OPERATING RESULTS:
                   Realized Profit                      4.56
                   Unrealized Loss                     (2.09)
                   Interest Income                      0.75
                   Expenses                            (2.83)
                                                      ------
                   Net Income                           0.39
                                                      ------
                 NET ASSET VALUE, DECEMBER 31, 2001:  $23.96
                                                      ======
                   Expense Ratio                        11.4 %
                   Net Income Ratio                      1.3 %
                 TOTAL RETURN                            1.7 %

Spectrum Strategic

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2001:    $10.61
                                                      ------
                 NET OPERATING RESULTS:
                   Realized Profit                      0.32
                   Unrealized Profit                    0.37
                   Interest Income                      0.33
                   Expenses                            (1.08)
                                                      ------
                   Net Loss                            (0.06)
                                                      ------
                 NET ASSET VALUE, DECEMBER 31, 2001:  $10.55
                                                      ======
                   Expense Ratio                        10.4 %
                   Net Loss Ratio                       (0.7)%
                 TOTAL RETURN                           (0.6)%

Spectrum Technical

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2001:    $16.08
                                                      ------
                 NET OPERATING RESULTS:
                   Realized Profit                      1.78
                   Unrealized Loss                     (1.69)
                   Interest Income                      0.49
                   Expenses                            (1.73)
                                                      ------
                   Net Loss                            (1.15)
                                                      ------
                 NET ASSET VALUE, DECEMBER 31, 2001:  $14.93
                                                      ======
                   Expense Ratio                        10.8 %
                   Net Loss Ratio                       (7.2)%
                 TOTAL RETURN                           (7.2)%

6. Legal Matters

In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Annual Report for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution in this case.

Morgan Stanley Spectrum Series
(formerly, Morgan Stanley Dean Witter Spectrum Series)

Notes to Financial Statements--(Concluded)


7. Subsequent Event

On February 27, 2002, Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P. received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. Such preliminary award, however, is subject to a court hearing scheduled on April 10, 2002 and is entirely contingent on the court's final approval. Any amount ultimately received will be accounted for in the period received, for the benefit of the limited partners at the date of receipt.

[LOGO] Morgan Stanley
c/o Morgan Stanley Trust Company,
Attention: Managed Futures, 7th Floor,
Harborside Financial Center, Plaza Two
Jersey City, NJ 07311-3977

ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled paper
                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA