Form 10-Q
period 2002-03-31
MORGAN STANLEY SPECTRUM COMMODITY LP
filed 2002-05-14
CIK 1044646

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-24035

	MORGAN STANLEY SPECTRUM COMMODITY L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3968008
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department,
825 Third Ave., 8th Floor, New York, NY  		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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


	MORGAN STANLEY SPECTRUM COMMODITY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-15

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................16-25

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 26

Item 2.	Changes in Securities and Use of Proceeds...........26-28

Item 6.	Exhibits and Reports on Form 8-K....................29-30





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                 2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	13,082,128	12,980,361

	Net unrealized gain on open contracts (MS & Co.)	391,068	289,317
	Net unrealized gain on open contracts (MSIL)	       14,915	       77,762

	Total net unrealized gain on open contracts	     405,983	   367,079

	   Total Trading Equity	13,488,111	13,347,440

Subscriptions receivable	189,565	  108,050
Interest receivable (Morgan Stanley DW)	       15,734	        17,129

	   Total Assets	 13,693,410	    13,472,619

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	160,143	417,678
	Accrued brokerage fees (Morgan Stanley DW and
	  MS & Co.)	48,641	52,001
	Accrued management fees (MSCM)	        26,436	      28,261

	   Total Liabilities	      235,220	   497,940

Partners' Capital

	Limited Partners (2,160,560.886 and
	  2,180,009.505 Units, respectively)	13,193,200	12,721,444
	General Partner (43,395.648 Units)	        264,990	     253,235

	Total Partners' Capital	  13,458,190	 12,974,679

	  Total Liabilities and Partners' Capital	   13,693,410	   13,472,619


NET ASSET VALUE PER UNIT	             6.11	            5.84

	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	735,028	(1,270,742)
		Net change in unrealized	      38,904	     (971,435)

			Total Trading Results 	773,932	(2,242,177)

	Interest Income (Morgan Stanley DW)	      45,212	     215,453

			Total  	    819,144	  (2,026,724)


EXPENSES

	Brokerage fees (Morgan Stanley DW and
	    MS & Co.)	146,560	220,992
	Management fees (MSCM)	      79,652	     120,104


			Total 	    226,212	     341,096


NET INCOME (LOSS)	    592,932	  (2,367,820)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	581,177	(2,327,046)
		General Partner	11,755	(40,774)


NET INCOME (LOSS) PER UNIT

		Limited Partners	0.27	(0.94)
		General Partner	0.27	(0.94)



	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	2,573,788.319	19,859,397	340,584	20,199,981

Offering of Units	 57,432.662	419,478	- 		419,478

Net Loss	-		(2,327,046)	(40,774)	(2,367,820)

Redemptions	   (181,107.108)	(1,324,413)	      -    	(1,324,413)

Partners' Capital,
   March 31, 2001	  2,450,113.873	16,627,416	299,810	16,927,226





Partners' Capital,
	December 31, 2001	2,223,405.153	12,721,444	253,235	12,974,679

Offering of Units	74,968.867	441,835	-		441,835

Net Income	-	581,177	11,755	592,932

Redemptions	    (94,417.486)          (551,256)	          -   	    (551,256)

Partners' Capital,
	March 31, 2002	 2,203,956.534	 13,193,200	  264,990	13,458,190









The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	592,932	(2,367,820)
Noncash item included in net income (loss):
		Net change in unrealized	(38,904)	971,435

Decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	1,395	24,177

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW and
		  MS & Co.)	 (3,360)		(6,856)
		Accrued management fees (MSCM)	     (1,825)	        (3,726)

Net cash provided by (used for) operating activities	   550,238	 (1,382,790)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	441,835	419,478
Increase (decrease) in subscriptions receivable	(81,515)		92,651
Decrease in redemptions payable	(257,535)		(121,300)
Redemptions of Units	    (551,256)		(1,324,413)

Net cash used for financing activities	    (448,471)	  	   (933,584)

Net increase (decrease) in cash	101,767	(2,316,374)

Balance at beginning of period	 12,980,361	 20,529,979

Balance at end of period	 13,082,128	 18,213,605





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Spectrum Commodity L.P. (the "Partnership").
The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Spectrum Commodity L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts in metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Spectrum Series of funds, comprised of the Partnership, Morgan Stanley Spectrum Currency L.P., Morgan Stanley Spectrum Global Balanced L.P., Morgan Stanley Spectrum Select L.P., Morgan Stanley Spectrum Strategic L.P., and Morgan Stanley Spectrum Technical L.P.

MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading advisor is Morgan Stanley Commodities Management, Inc. ("MSCM" or the "Trading Advisor"). Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage fees to Morgan Stanley DW and MS & Co., and management fees and incentive fees (if applicable) to MSCM.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts in metals, energy and agricultural markets. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and

MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest maturities were as follows:

	Net Unrealized Gains
	on Open Contracts 			Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$
Mar. 31, 2002	405,983	-	405,983	Dec. 2002	-
Dec. 31, 2001	367,079	-	367,079	Dec. 2002	-

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's

MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $13,488,111 and $13,347,440 at March 31, 2002 and December 31, 2001, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

The Partnership has never had illiquidity affect a material portion of its assets.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges, and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.
Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading revenues, including interest income, of 819,144 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.2% were recorded in the energy markets primarily during February and March from long positions in natural gas futures as prices climbed higher amid a decline in supplies and weather-related factors in the U.S. northeast. In the metals markets, profits of approximately 2.8% were recorded primarily during early February from long positions in silver and gold futures as prices moved higher following a drop in equity prices and concerns regarding accounting practices. During March, additional gains were recorded from long copper futures positions as prices moved higher in anticipation of increased demand amid an economic turnaround. In the agricultural commodities markets, gains of approximately 0.1% were produced primarily during March from long positions in cocoa futures as prices moved higher on technically-based factors. Total expenses for the three months ended March 31, 2002 were $226,212, resulting in net income of $592,932. The net asset value of a Unit increased from $5.84 at December 31, 2001 to $6.11 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading losses, net of interest income, of $2,026,724 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.0% were experienced primarily during January and March in the agricultural markets from long corn, wheat and soybean meal futures positions as prices moved lower due to favorable South American weather and on U.S. economic woes. In the metals markets, losses of approximately 3.7% were recorded primarily during February and March from long positions in copper and aluminum futures as prices moved lower pressured by the decline in the U.S. equity market and concerns over demand. In the energy markets, losses of approximately 3.1% were recorded throughout a majority of the quarter from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and forecasts for warmer weather. In soft commodities, losses of approximately 0.9% were incurred throughout a majority of the quarter from long cotton futures positions as prices moved lower on weak export sales and low demand. Offsetting gains were recorded in the soft commodities markets from long positions in cocoa futures as prices increased on concerns over falling production and tight supplies in Africa's Ivory Coast region. Total expenses for the three months ended March 31, 2001 were $341,096, resulting in a net loss of $2,367,820. The net asset value of a Unit decreased from $7.85 at December 31, 2000 to $6.91 at March 31, 2001.

Item 3. 	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $13 million and $17 million, respectively.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

	Commodity		  			(1.74)% 		  (1.57)%

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Commodity   	(1.74)%	(1.55)%	(1.61)%


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

The VaR tables above present the results of the Partnership's VaR for its market risk exposures at March 31, 2002 and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 93% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Commodity
Soft Commodities and Agriculturals.  At March 31, 2002, the

Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to cocoa, coffee, wheat and corn markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of precious metals, such as gold, silver, and to a lesser extent platinum, and base metals, such as copper, aluminum, nickel, zinc and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At March 31, 2002 there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership registered 5,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 10, 1997 (the "Registration Statement") (SEC File Number 333-33975). The Partnership, Demeter and Morgan Stanley DW extended the offering period for unsold Units until no later than October 16, 1998 pursuant to Post Effective Amendment No. 1 to the Registration Statement, which became effective on July 10, 1998.

The managing underwriter for the Partnership is Morgan Stanley
DW.

The offering originally commenced on November 10, 1997 with 5,000,000 Units registered and 4,045,503.483 Units sold through April 1, 1998. The aggregate price of the offering amount registered was $50,000,000 (based upon the initial offering price of $10.00 per Unit) for the initial closing on January 2, 1998 (the "Initial Offering"). After the Initial Offering, Units were sold at three closings held on February 2, March 2, and April 1,

1998, at a price equal to 100% of the net asset value per Unit at the close of business on the last day of the month immediately preceding the closing. The aggregate price of the Units sold at the four closings of the offering was $40,100,218 (based upon the net asset value per Unit of $10.00 at January 2, 1998, $10.13 at February 2, 1998, $9.53 at March 2, 1998, and $9.54 at April 1,
1998 closings, respectively).

An additional 149,990.149 Units were sold at subsequent closings; held on August 3, September 1, and October 1, 1998 at a price equal to 100% of the net asset value per Unit at the close of business on the last day of the month immediately preceding the closing.

The aggregate offering price of the three subsequent closings was $1,135,005 (based upon the net asset value per Unit of $7.85 at August 3, 1998, $7.23 at September 1, 1998, and $7.75 at October
1, 1998, respectively).

Subsequent to these closings, the remaining unsold Units were de-registered.

In conjunction with becoming part of the Spectrum Series on March 7, 2000, the Partnership registered an additional 7,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on March 6, 2000 (SEC File Number 333-90483).
As part of the Spectrum Series, Units of the Partnership are now sold monthly on a continuous basis at a price equal to 100% of the net asset value per Unit at the close of business on the last day of each month.

Through March 31, 2002, 4,835,241.333 Units were sold, leaving
6,360,252.299 Units unsold. The aggregate price of Units sold through March 31, 2002 was $45,631,394.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus and the supplement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
30, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
3.02	Certificate of Limited Partnership, dated July 31, 1997,
is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File
No. 333-33975) filed with the Securities and Exchange
Commission on August 20, 1997.
3.03	Amendment of Certificate of Limited Partnership of the
Partnership, dated March 7, 2000, (changing its name from
Morgan Stanley Tangible Asset Fund L.P.), is incorporated
by reference to Exhibit 3.1 of the Partnership's Form 8-K
(File No. 0-24035) filed with the Securities and Exchange Commission on March 23, 2000.
3.04	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Spectrum Commodity L.P.),
is incorporated by reference to Exhibit 3.01 of the Partnership's Form 8-K (File No. 0-24035) filed with the Securities and Exchange Commission on November 1, 2001.
10.05	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus dated April 30, 2002, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
10.06	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
Spectrum Global Balanced L.P., Morgan Stanley Spectrum
Currency L.P., Morgan Stanley DW, and The Chase Manhattan
Bank, the escrow agent, is incorporated by reference to
Exhibit 10.06 of the Partnership's Registration Statement on Form S-1 (File No. 333-90483) filed with the
Securities and Exchange Commission on November 2, 2001.

10.07	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus dated April 30,
2002, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.08	Amended and Restated Management Agreement, dated April 1,
2000, among the Partnership, Demeter, and Morgan Stanley Commodities Management, Inc. is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No.
0-24035) filed with the Securities and Exchange
Commission on April 25, 2001.
10.08(a)	Amendment to the Amended and Restated Management
Agreement, dated November 30, 2000, among the
Partnership, Demeter and Morgan Stanley Commodities
Management, Inc. is incorporated by reference to Exhibit
10.02 of the Partnership's Form 8-K (File No. 0-24035)
filed with the Securities and Exchange Commission on
April 25, 2001.
10.11	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of March 31,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-24035) filed with
the Securities and Exchange Commission on November 1,
2001.
10.12	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 30, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-24035) filed with the Securities and Exchange Commission on November 1, 2001.
10.13	Customer Agreement between the Partnership and MSIL,
dated as of June 30, 2000, is incorporated by reference
to Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-24035) filed with the Securities and Exchange
Commission on November 1, 2001.
10.14	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
June 30, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-24035)
filed with the Securities and Exchange Commission on
November 1, 2001.
 (B)	Reports on Form 8-K.  None.

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




                        Morgan Stanley Spectrum Commodity L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 14, 2002            By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.