Form 10-Q
period 2002-06-30
MORGAN STANLEY SPECTRUM COMMODITY LP
filed 2002-08-14
CIK 1044646

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to __________________


Commission File Number 0-24035

	MORGAN STANLEY SPECTRUM COMMODITY L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3968008
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department,
825 Third Ave., 8th Floor, New York, NY  		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

Registrant's telephone number, including area code  (201) 209-8400




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

	MORGAN STANLEY SPECTRUM COMMODITY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
	  June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended 	June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-19

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................20-30


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................31

Item 2.	Changes in Securities and Use of Proceeds...........31-33

Item 6.	Exhibits and Reports on Form 8-K....................34-36




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                      2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	12,788,645	12,980,361

	Net unrealized gain on open contracts (MS & Co.)	521,689	289,317
	Net unrealized gain (loss) on open contracts (MSIL)	     (13,622)	       77,762

	Total net unrealized gain on open contracts	     508,067	   367,079

	   Total Trading Equity	13,296,712	13,347,440

Subscriptions receivable	131,802	  108,050
Interest receivable (Morgan Stanley DW)	       14,853	        17,129

	   Total Assets	13,443,367	    13,472,619

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	213,234	417,678
	Accrued brokerage fees (Morgan Stanley DW and
	  MS & Co.)	49,604	52,001
	Accrued management fees (MSCM)	      26,958	      28,261

	   Total Liabilities	    289,796	   497,940

Partners' Capital

	Limited Partners (2,110,281.908 and
	  2,180,009.505 Units, respectively)	12,888,532	12,721,444
	General Partner (43,395.648 Units)	    265,039	     253,235

	   Total Partners' Capital	13,153,571	 12,974,679

	   Total Liabilities and Partners' Capital	13,443,367	   13,472,619


NET ASSET VALUE PER UNIT	           6.11	            5.84

The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	81,351	(1,459,100)
		Net change in unrealized	   102,084	     434,138

		Total Trading Results 	183,435	(1,024,962)

	Interest income (Morgan Stanley DW)	     45,297	      141,815

		Total  	   228,732	     (883,147)


EXPENSES

	Brokerage fees (Morgan Stanley DW and
	    MS & Co.)	   150,682	     190,920
	Management fees (MSCM)	     81,893	     103,761

			Total 	   232,575	     294,681


NET LOSS	    (3,843)	  (1,177,828)


NET LOSS ALLOCATION

		Limited Partners	(3,892)	(1,156,493)
		General Partner	49	(21,335)


NET LOSS PER UNIT

		Limited Partners	0.00	(0.49)
		General Partner	0.00	(0.49)



	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized	816,379	(2,729,842)
		Net change in unrealized	     140,988	     (537,297)

			Total Trading Results 	957,367	(3,267,139)

	Interest income (Morgan Stanley DW and MS & Co.)	       90,509	      357,268

			Total  	  1,047,876	  (2,909,871)


EXPENSES

	Brokerage fees (Morgan Stanley DW and
	    MS & Co.)	297,242	411,912
	Management fees (MSCM)	     161,545	     223,865


			Total 	     458,787	     635,777


NET INCOME (LOSS)	     589,089	  (3,545,648)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	577,285	(3,483,539)
		General Partner	11,804	(62,109)


NET INCOME (LOSS) PER UNIT

		Limited Partners	0.27	(1.43)
		General Partner	0.27	(1.43)




	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	2,573,788.319	19,859,397	340,584	20,199,981

Offering of Units	117,394.644	819,340	- 		819,340

Net Loss	-		(3,483,539)	(62,109)	(3,545,648)

Redemptions	   (314,488.996)	(2,222,165)	      -    	(2,222,165)

Partners' Capital,
   June 30, 2001	  2,376,693.967	14,973,033	278,475	15,251,508





Partners' Capital,
	December 31, 2001	2,223,405.153	12,721,444	253,235	12,974,679

Offering of Units	135,641.789	805,751	-		805,751

Net Income	-	577,285	11,804	589,089

Redemptions	 (205,369.386)	 (1,215,948)	     -      	 (1,215,948)

Partners' Capital,
	June 30, 2002	2,153,677.556	12,888,532	265,039	13,153,571









The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	589,089	(3,545,648)
Noncash item included in net income (loss):
		Net change in unrealized	(140,988)	537,297

Decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	2,276	47,453

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW and
		  MS & Co.)	(2,397)	(16,062)
		Accrued management fees (MSCM)	        (1,303)	        (8,729)

Net cash provided by (used for) operating activities	      446,677	 (2,985,689)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	805,751	819,340
(Increase) decrease in subscriptions receivable	(23,752)	62,983
Decrease in redemptions payable	(204,444)	(233,204)
Redemptions of Units	  (1,215,948)	 (2,222,165)

Net cash used for financing activities	     (638,393)	  (1,573,046)

Net decrease in cash	(191,716)	(4,558,735)

Balance at beginning of period	  12,980,361	  20,529,979

Balance at end of period	  12,788,645	  15,971,244





	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading advisor is Morgan Stanley Commodities Management, Inc. ("MSCM" or the "Trading Advisor"). Demeter, Morgan Stanley DW, MS & Co., MSIL, and MSCM are wholly-owned subsidiaries of Morgan Stanley.

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts 			Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$
Jun. 30, 2002	508,067	-	508,067	Dec. 2002	-
Dec. 31, 2001	367,079	-	367,079	Dec. 2002	-

MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $13,296,712 and $13,347,440 at June 30, 2002 and December 31, 2001, respectively.

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

There are no material trends, events, or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

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

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $228,732 and, after expenses, posted no change in net asset value per Unit. The most significant gains of approximately 1.8% were recorded in the agricultural markets. Long positions in cocoa futures resulted in gains as prices increased sharply during May on forecasts for a global supply deficit and expectations of a smaller crop from top grower Ivory Coast. Bullish sentiment was also present in cotton futures as prices rose during June, resulting in gains from long positions. Elsewhere in the agricultural markets, long positions in corn, wheat, and soybean futures were profitable as prices increased on forecasts for hot and dry weather throughout the U.S. midwest. Gains of approximately 0.4% were recorded in the metals markets primarily from long positions in gold and silver futures as prices climbed higher on continued weakness in the U.S. dollar and tensions between India and Pakistan over the disputed region in Kashmir. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.8% recorded in the energy markets primarily from long positions in unleaded and natural gas futures as prices moved lower during May and June following supply and demand concerns. Total expenses for the three months ended June 30, 2002 were $232,575, resulting in a net loss of $3,843. The net asset value of a Unit at both March 31, 2002 and June 30, 2002 was $6.11.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,047,876 and posted an increase in net asset value per Unit. The most significant gains of approximately 3.2% were recorded in the metals markets primarily from long positions in copper futures as prices increased early in the year on reports of falling inventories and Chinese buying interest. Elsewhere in the metals markets, gains were recorded from long gold and silver futures positions as prices climbed higher on continued weakness in the U.S. dollar and tensions between India and Pakistan over the disputed region in Kashmir. Gains of approximately 2.4% were recorded in the energy markets primarily during March from long positions in crude oil and its related products as prices trended higher amid escalating Middle East tensions and supply and demand factors. Gains of approximately 1.9% were recorded in agricultural markets from long cocoa and cotton futures as prices trended higher throughout a majority of the year on concerns of supply deficits and speculative buying. Long positions in wheat, soybeans and corn also contributed, as hot and dry weather in the midwest caused concern for crop yields, pushing grain prices higher. Total expenses for the six months ended June 30, 2002 were $458,787, resulting in net income of $589,089. The net asset value of a Unit increased from $5.84 at December 31, 2001 to $6.11 at June 30, 2002.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other companies.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $13 million and $15 million, respectively.

	Primary Market           June 30, 2002	    June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

	Commodity		  			(2.24)%		  (1.59)%

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Commodity   	(2.24)%	(1.56)%	(1.80)%

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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 90% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Commodity
Soft Commodities and Agriculturals.  At June 30, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to wheat and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Energy. At June 30, 2002, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in the energy markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At June 30, 2002 there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 5,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 10, 1997 (the "Registration Statement") (SEC File Number 333-33975). The Partnership, Demeter and Morgan Stanley DW extended the offering period for unsold Units until no later than October 16, 1998 pursuant to Post Effective Amendment No. 1 to the Registration Statement, which became effective on July 10, 1998.

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

Through June 30, 2002, 4,895,914.255 Units were sold, leaving
6,299,579.377 Units unsold. The aggregate price of Units sold through June 30, 2002 was $45,995,310.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of its Prospectus and Supplement to the Prospectus.

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
10.05	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 30, 2002, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
10.06	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
Spectrum Global Balanced L.P., Morgan Stanley Spectrum
Currency L.P., Morgan Stanley DW, and The Chase Manhattan
Bank, the escrow agent, is incorporated by reference to
Exhibit 10.06 of the Partnership's Registration Statement on Form S-1 (File No. 333-90483) filed with the
Securities and Exchange Commission on November 2, 2001.

10.07	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
30, 2002, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.08	Amended and Restated Management Agreement, dated April 1,
2000, among the Partnership, Demeter, and Morgan Stanley Commodities Management, Inc. is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No.
0-24035) filed with the Securities and Exchange
Commission on April 25, 2001.
10.08(a)	Amendment to the Amended and Restated Management
Agreement, dated November 30, 2000, among the
Partnership, Demeter and Morgan Stanley Commodities
Management, Inc. is incorporated by reference to Exhibit
10.02 of the Partnership's Form 8-K (File No. 0-24035)
filed with the Securities and Exchange Commission on
April 25, 2001.
10.11	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 30,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-24035) filed with
the Securities and Exchange Commission on November 1,
2001.
10.12	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 30, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-24035) filed with the Securities and Exchange Commission on November 1, 2001.
10.13	Customer Agreement between the Partnership and MSIL,
dated as of June 30, 2000, is incorporated by reference
to Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-24035) filed with the Securities and Exchange
Commission on November 1, 2001.
10.14	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
June 30, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-24035) filed with the Securities and Exchange Commission on November 1, 2001.

99.01	Certification of Periodic Financial Reports.

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




                        Morgan Stanley Spectrum Commodity L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2002         By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Commodity L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By: /s/Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Commodity L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 14, 2002