Form 10-Q
period 2002-09-30
MORGAN STANLEY SPECTRUM COMMODITY LP
filed 2002-11-12
CIK 1044646

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to __________________


Commission File Number 0-24035

	MORGAN STANLEY SPECTRUM COMMODITY L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3968008
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center,
Plaza Two, 1st Floor, Jersey City, NJ			  07311
 (Address of principal executive offices)	      (Zip Code)

Registrant's telephone number, including area code (201)209-8400



825 Third Ave., 8th Floor., New York, NY 10022

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

	MORGAN STANLEY SPECTRUM COMMODITY L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001	2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited)	 3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)	4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended September 30, 2002 and 2001 (Unaudited)	 5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited) 	6

		Notes to Financial Statements (Unaudited)	7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk	20-30

Item 4.	Controls and Procedures 	30



Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities and Use of Proceeds	31-33

Item 5.	Other Information	33-35

Item 6.	Exhibits and Reports on Form 8-K	36-38


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  September 30,	     December 31,
                     2002      	    2001
	   $	   $
	  (Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	13,376,083	12,980,361

	Net unrealized gain on open contracts (MS & Co.)	391,833	289,317
	Net unrealized gain (loss) on open contracts (MSIL)		(91,784)	       77,762

	Total net unrealized gain on open contracts		300,049	   367,079

	   Total Trading Equity		13,676,132	13,347,440

Subscriptions receivable	226,288	  108,050
Interest receivable (Morgan Stanley DW)		15,362	        17,129

	   Total Assets		13,917,782	    13,472,619

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	216,944	417,678
	Accrued brokerage fees (Morgan Stanley DW and
	  MS & Co.)	51,135	52,001
	Accrued management fees (MSCM)		27,791	      28,261

	   Total Liabilities		295,870	   497,940

Partners' Capital

	Limited Partners (2,092,149.618 and
	  2,180,009.505 Units, respectively)	13,345,106	12,721,444
	General Partner (43,395.648 Units)		276,806	     253,235

	   Total Partners' Capital		13,621,912	 12,974,679

	   Total Liabilities and Partners' Capital		13,917,782	   13,472,619

NET ASSET VALUE PER UNIT		6.38	            5.84


	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized		976,481	(964,568)
		Net change in unrealized		(208,018)	     (80,855)

		Total Trading Results 		768,463	(1,045,423)

	Interest income (Morgan Stanley DW)		46,613	      103,764

		Total  		815,076	     (941,659)


EXPENSES

	Brokerage fees (Morgan Stanley DW and
	    MS & Co.)		151,653	     170,352
	Management fees (MSCM)		82,419	       92,584

		Total 		234,072	     262,936


NET INCOME (LOSS)		581,004	  (1,204,595)


NET INCOME (LOSS) ALLOCATION

		Limited Partners		569,237	(1,181,999)
		General Partner		11,767	(22,596)


NET INCOME (LOSS) PER UNIT

		Limited Partners		           0.27                           (0.52)
		General Partner	           	0.27                           (0.52)



	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	      2002   	   2001
	     $	   $
REVENUES
	Trading profit (loss):
		Realized		1,792,860	(3,694,410)
		Net change in unrealized		(67,030)	     (618,152)

			Total Trading Results 		1,725,830	(4,312,562)

	Interest income (Morgan Stanley DW)		137,122	      461,032

			Total  		1,862,952	  (3,851,530)


EXPENSES

	Brokerage fees (Morgan Stanley DW and
	    MS & Co.)		448,895	582,264
	Management fees (MSCM)		243,964	     316,449


			Total 		692,859	     898,713


NET INCOME (LOSS)		1,170,093	  (4,750,243)


NET INCOME (LOSS) ALLOCATION

		Limited Partners		1,146,522	(4,665,538)
		General Partner	23,571	(84,705)


NET INCOME (LOSS) PER UNIT

		Limited Partners		0.54	(1.95)
		General Partner		0.54	(1.95)




	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)




	 Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	2,573,788.319	19,859,397	340,584	20,199,981

Offering of Units	213,428.220	1,411,511	- 		1,411,511

Net Loss	-		(4,665,538)	(84,705)	(4,750,243)

Redemptions	   (483,882.224)	(3,279,839)	        -   	(3,279,839)

Partners' Capital,
   September 30, 2001	  2,303,334.315	13,325,531	255,879	13,581,410





Partners' Capital,
	December 31, 2001	2,223,405.153	12,721,444	253,235	12,974,679

Offering of Units	231,170.833	1,401,676	-		1,401,676

Net Income	-	1,146,522	23,571	1,170,093

Redemptions	(319,030.720)	(1,924,536)	        -   	(1,924,536)

Partners' Capital,
	September 30, 2002	2,135,545.266	13,345,106	276,806	13,621,912










The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY SPECTRUM COMMODITY L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		1,170,093	(4,750,243)
Noncash item included in net income (loss):
		Net change in unrealized		67,030	618,152

Decrease in operating assets:
		Interest receivable (Morgan Stanley DW)                                     1,767	59,077

Decrease in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW and
		  MS & Co.)		(866)	(22,659)
		Accrued management fees (MSCM)		(470)	      (12,315)

Net cash provided by (used for) operating activities		1,237,554	 (4,107,988)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units		1,401,676	1,411,511
(Increase) decrease in subscriptions receivable		(118,238)	17,244
Decrease in redemptions payable		(200,734)	(273,782)
Redemptions of Units		(1,924,536)	 (3,279,839)

Net cash used for financing activities		(841,832)	  (2,124,866)

Net increase (decrease) in cash		395,722	(6,232,854)

Balance at beginning of period		12,980,361	  20,529,979

Balance at end of period		13,376,083	  14,297,125





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts 			Longest Maturities

	Exchange-	Off-Exchange-		Exchange-	Off-Exchange-
Date	Traded	Traded	Total	Traded	Traded
	$	$	$
Sep. 30, 2002	300,049	-	300,049	Mar. 2003	-
Dec. 31, 2001	367,079	-	367,079	Dec. 2002	-

MORGAN STANLEY SPECTRUM COMMODITY L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $13,676,132 and $13,347,440 at September 30, 2002 and December 31, 2001, respectively.

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

There are no material trends, demands, commitments, events, or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $815,076 and posted an increase in net asset value per Unit.

The most significant gains of approximately 5.7% were recorded in the agricultural markets, primarily in July, from long positions in grain futures as prices trended higher amid weather related concerns. Additional gains were provided from long cocoa futures positions as prices increased from speculative buying. Bullish sentiment was also present in pork belly futures as prices rose from supply and demand concerns during September, resulting in gains from long positions. Gains of approximately 4.3% were recorded in the energy markets, primarily from long heating oil futures positions in August, due to supply and demand dilemmas. Long natural gas futures positions, which increased in price during August amid supply and demand concerns, also provided gains to the fund. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 4.0% in the metals futures markets, recorded primarily in July, from previously established long positions in copper futures. Losses in the metals markets also stemmed from long silver futures positions as prices reversed lower during a brief rally in the U.S. equities markets. Total expenses for the three months ended September 30, 2002 were $234,072, resulting in net income of $581,004. The net asset value of a Unit increased from $6.11 at June 30, 2002 to $6.38 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of

$1,862,952 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.7% were recorded in the agricultural markets from long positions in wheat, soybean, and corn futures as grain prices trended higher throughout a majority of the year amid weather related concerns. Gains of approximately 6.8% were recorded in the energy markets primarily from long positions in natural gas futures during March amid a decline in supply and sever weather in the Northeast U.S. Long natural gas futures provided additional gains to the portfolio as intensified buying pressed prices higher in September due to the disruption of output in the Gulf of Mexico caused by Hurricane Isidore. Further gains were recorded in September from long positions in crude oil futures and its related products as prices drifted higher on the increasing possibility of military action against Iraq. Total expenses for the nine months ended September 30, 2002 were $692,859, resulting in net income of $1,170,093.
The net asset value of a Unit increased from $5.84 at December 31, 2001 to $6.38 at September 30, 2002.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading losses, net of interest income, of $941,659 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.9% were experienced primarily during August and September in the energy markets from long natural gas features positions as price declined to two year lows on reports of rising supply levels. In the metals markets, losses of approximately 1.8% were recorded throughout a majority of the quarter from long positions in copper and aluminum futures as prices declined due to higher inventories and weak demand. Offsetting gains were recorded during August and September from long gold futures positions as prices continued moving higher, boosted by falling equity prices and uncertainty linked to possible U.S. military action. In the agricultural markets, losses of approximately 1.3% were recorded primarily during August and September from long futures positions in soybeans and its related products as prices decreased on reports of declining demand. In soft commodities, losses of approximately 1.2% were incurred primarily during August and September from long cotton futures positions as prices fell following a U.S.D.A. report for a record crop in 2001. Offsetting gains were recorded during September from long cocoa futures positions as prices increased on expectations that global demand will outpace production.
Total expenses for the three months ended September 30, 2001 were $262,936, resulting in a net loss of $1,204,595. The net asset value of a Unit decreased from $6.42 at June 30, 2001 to $5.90 at September 30, 2001.

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

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. At both September 30, 2002 and 2001, the Partnership's total capitalization was approximately $14 million.

	Primary Market	September 30, 2002	September 30, 2001
	Risk Category	Value at Risk	Value at Risk

	Commodity	(2.57)%	(1.65)%

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Commodity   	(2.57)%	(1.56)%	(2.03)%

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

The VaR tables above present the results of the Partnership's VaR for its market risk exposure at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan
Stanley DW was approximately 91% of its total net asset value.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Commodity
Energy. At September 30, 2002, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in the energy markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to sugar, cotton and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at September 30, 2002 was to fluctuations in the price of precious metals, such as silver, gold and platinum, and base metals, such as copper, aluminum, nickel, zinc and lead. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2002 there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Item 4. CONTROLS AND PROCEDURES
  (a)		As of a date within 90 days of the filing date of this
quarterly report, the President, and Chief Financial
Officer of the general partner, Demeter, have evaluated the Partnership's disclosure controls and procedures, and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Through September 30, 2002, 4,991,443.299 Units were sold, leaving 6,204,050.333 Units unsold. The aggregate price of Units sold through September 30, 2002 was $46,591,236.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of its Prospectus and Supplement to the Prospectus.

Item 5. OTHER INFORMATION
Changes in Management
The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including

Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1994 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

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
10.05	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 30, 2002, as filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933 on May 8,
2002.
10.06	Amended and Restated Escrow Agreement, dated as of March
10, 2000, among the Partnership, Morgan Stanley Spectrum
Select L.P., Morgan Stanley Spectrum Technical L.P.,
Morgan Stanley Spectrum Strategic L.P., Morgan Stanley
Spectrum Global Balanced L.P., Morgan Stanley Spectrum
Currency L.P., Morgan Stanley DW, and The Chase Manhattan
Bank, the escrow agent, is incorporated by reference to
Exhibit 10.06 of the Partnership's Registration Statement on Form S-1 (File No. 333-90483) filed with the
Securities and Exchange Commission on November 2, 2001.

10.07	Form of Subscription Agreement Update Form to be executed
by purchasers of Units is incorporated by reference to
Exhibit C of the Partnership's Prospectus, dated April
30, 2002, as filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933 on May 8, 2002.
10.08	Amended and Restated Management Agreement, dated April 1,
2000, among the Partnership, Demeter, and Morgan Stanley Commodities Management, Inc., is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K
(File No. 0-24035) filed with the Securities and Exchange Commission on April 25, 2001.
10.08(a)	Amendment to the Amended and Restated Management
Agreement, dated November 30, 2000, among the
Partnership, Demeter and Morgan Stanley Commodities
Management, Inc. is incorporated by reference to Exhibit
10.02 of the Partnership's Form 8-K (File No. 0-24035)
filed with the Securities and Exchange Commission on
April 25, 2001.
10.11	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of June 30,
2000, is incorporated by reference to Exhibit 10.01 of
the Partnership's Form 8-K (File No. 0-24035) filed with
the Securities and Exchange Commission on November 1,
2001.
10.12	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, and acknowledged and agreed to by Morgan
Stanley DW, dated as of June 30, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K
(File No. 0-24035) filed with the Securities and Exchange Commission on November 1, 2001.
10.13	Customer Agreement between the Partnership and MSIL,
dated as of June 30, 2000, is incorporated by reference
to Exhibit 10.04 of the Partnership's Form 8-K (File No.
0-24035) filed with the Securities and Exchange
Commission on November 1, 2001.
10.14	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
June 30, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-24035) filed with the Securities and Exchange Commission on November 1, 2001.

99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.


(B)  Reports on Form 8-K.-None.

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




                        Morgan Stanley Spectrum Commodity L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:   /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.		I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.		Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.		Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

     a)		all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.		Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 14, 2002	/s/Jeffrey A. Rothman
	   Jeffrey A. Rothman
	   President, Demeter Management
	   Corporation, general partner
	   of the Partnership

CERTIFICATIONS
I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002      /s/Jeffrey D. Hahn
                                 Jeffrey D. Hahn
                                 Chief Financial Officer,
                                 Demeter Management Corporation,
                                 general partner of the
                                 Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Commodity L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By: /s/ Jeffrey A. Rothman

Name:	   Jeffrey A. Rothman
Title:  President

Date:	   November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Spectrum Commodity L.P. (the "Partnership") on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey
D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Jeffrey D. Hahn

Name:   Jeffrey D. Hahn
Title:  Chief Financial Officer

Date:	   November 14, 2002